Form 10-K
period 1998-12-31
GLOBE HOLDINGS INC
filed 1999-03-31
CIK 866395

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     for the transition period from   to

                       Commission file number 333-64669

                               ----------------

                             GLOBE HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

             Massachusetts                           04-2017769
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporationor organization)

     456 Bedford Street, Fall River,                    02720
              Massachusetts                          (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: 508/674-3585

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   No x

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 1999 was $0.00 (the Company has no equity securities held by non-affiliates).

   As of March 18, 1999, the Registrant had 2,179,150 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                       None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                 PAGE
PART I                                                                                           ----

Item 1.   Business..............................................................................   1
Item 2.   Properties............................................................................   6
Item 3.   Legal Proceedings.....................................................................   6
Item 4.   Submission of Matters to a Vote of Security Holders...................................   7

PART II

Item 5.   Market for Registrant's Common Equity and Related Security Holder Matters.............   7
Item 6.   Selected Consolidated Financial Data..................................................   7
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.   8
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk............................  13
Item 8.   Financial Statements..................................................................  14
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..  14

PART III

Item 10.  Directors and Executive Officers......................................................  14
Item 11.  Executive Compensation................................................................  15
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  17
Item 13.  Certain Relationships and Related Transactions........................................  18

PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K......................  21
Consolidated Financial Statements..............................................................  F-1

                                    PART I

Item 1. Business

   Globe Holdings, Inc. (the "Company" or "Globe" or "Globe Holdings") is a leading domestic manufacturer and worldwide supplier of spandex and latex elastomeric fibers, marketing its products to more than 500 customers. The Company's fibers are used in a broad range of applications, including men's and women's hosiery, waistbands, intimate apparel, performance athletic wear, swimwear, casual wear, suiting fabrics, body shaping (or foundation) garments, personal care products (including diapers and adult incontinence products) and footwear. The Company has produced elastomeric fibers exclusively for over 50 years and has developed long-term relationships with many of its principal customers, including Fruit of the Loom, Inc., Kimberly-Clark Corporation, Minnesota Mining & Manufacturing Company, Sara Lee Hosiery, Unifi, Inc. and Worldtex, Inc. These customers in the aggregate contributed approximately 27% of total revenue during the 1998 fiscal year.

   Spandex fiber, which accounted for 84.1% of the Company's 1998 sales, is a highly desirable component of fabrics designed for performance, durability, comfort, control and resilience due to its unique chemical and physical properties. Spandex fiber is produced in a broad range of fine and heavy deniers and is sold on a private label basis and under brand names such as the Company's GLOSPAN(R) and CLEERSPAN(R), DuPont's Lycra(R) and Bayer's Dorlastan(R). Recent advances in fabric manufacturing technologies have facilitated the use of spandex fiber in an increasing number of apparel and non-apparel applications. Globe Holdings has benefited from this recent proliferation of spandex fiber applications due to its exclusive focus on elastomeric fibers, superior customer service, broad product line, strong market position and efficient manufacturing processes.

   The Company operates three manufacturing facilities, which are located in Fall River, Massachusetts, Tuscaloosa, Alabama and Gastonia, North Carolina. Since 1993, the Company has invested $114.3 million to increase manufacturing capacity, enhance productivity and shift its product mix to the faster growing, higher margin fine denier spandex fiber. During this period, the Company's annual fine denier spandex fiber production capacity increased from
2.6 million to 14.2 million pounds.

Industry Overview

   The Company operates in one industry segment encompassing the manufacture and sale of elastomeric fibers. See Note 12 to the Company's Consolidated Financial Statements for additional information.

   Spandex Fiber

   The worldwide spandex fiber industry has experienced significant growth in recent years. First developed in the early 1960s, spandex fiber has repeatable stretch and recovery capabilities, end-to-end uniformity, and unlike most other elastomeric fibers, is resistant to breakdown from exposure to oxidation, ozone, light, solvents, body oils, and perspiration. In addition, advances in polymer chemistry and manufacturing technology have allowed manufacturers to produce increasingly finer elastomeric fibers. These production advances and the physical characteristics of spandex fiber have made spandex fiber a highly desirable component of an increasing number of applications.

   As the production capabilities of spandex fiber suppliers have improved, fabric manufacturers have also developed new processes that have allowed them to integrate spandex fiber into a number of new applications. Traditionally, manufacturers of circular knit fabrics were unable to use spandex fiber in the manufacturing process unless the spandex fiber had been covered with another fiber, such as cotton or nylon. Recently, new technologies enabling manufacturers to knit uncovered spandex fibers have spurred an increased use of spandex fiber in sheer, lightweight circular knit products.

   Suppliers of spandex fiber such as the Company generally target six end-use markets for their fibers: circular knits (which includes product applications such as active wear, swimwear and casual wear); hosiery; nonwovens (personal care products such as diapers); narrow fabrics (waistbands and straps); warp knits (intimate apparel and body shaping garments); and stretch wovens. Stretch wovens include fabrics that are used in men's suits and pants, as well as other new applications, and this segment represents a growth opportunity for industry participants such as Globe. Spandex fiber is currently produced throughout the world.

   Latex Thread

   The primary markets for extruded latex thread include men's hosiery, narrow fabrics and fused tapes. Fine gauges of latex thread are typically used in men's hosiery. Medium and heavy gauges are used in narrow fabrics and fused tapes. Fused tapes are used for face masks and insert elastics. The Company produces a heat resistant latex thread which resists degradation caused by repeated household laundry drying cycles.

Products

   The Company develops, manufactures and sells spandex and latex elastomeric fibers. The Company's products include fine denier spandex fiber (15 to 140 denier), heavier denier spandex fiber (184 to 5040 denier), and latex thread in a variety of gauges. Spandex fiber accounted for 84.1% of the Company's sales in 1998, and latex thread accounted for the remaining 15.9%.

   Spandex Fiber. The unique chemical and physical properties of spandex fiber make it a desirable component of fabrics designed for performance, durability, comfort, control and resilience. Spandex fiber, produced from polyether or polyester, has repeatable stretch and recovery capabilities, end-to-end uniformity, and unlike most other elastomeric fibers, is resistant to breakdown from exposure to oxidation, ozone, light, solvents, body oils and perspiration. Such properties, together with the wide range of available deniers, make spandex fiber suitable for a broad range of applications, including men's and women's hosiery, waistbands, intimate apparel, performance athletic wear, swimwear, casual wear, suiting fabrics, body shaping (or foundation) garments, personal care products (including diapers and adult incontinence products) and footwear. Spandex fiber can be made in deniers much finer than alternative elastomeric fibers while retaining uniform physical properties, and can be heat set in finishing, thereby allowing manufacturers to create ultra sheer and lightweight, yet highly elastic fabrics. Although spandex fiber typically accounts for a small percentage of the total fiber in an application (ranging from 2% in men's suits to 40% in women's foundation garments), it can be used to enhance the performance of an increasing number of apparel and non-apparel products.

   Latex Thread. The Company's first product was latex thread. Extruded latex thread, which is round, was developed in the 1940's to replace cut rubber thread, which was square and limited in size and usage. Finer gauge latex thread is used in men's hosiery and athletic socks. Mid-range gauges are typically used for narrow fabrics, such as waistbands, straps and insert elastics, and for specialty products and medical garments. Coarse gauge latex thread is also used for narrow fabrics and in specialty products. The Company has engineered various latex thread compound formulations in response to market needs for high-strength, chemical and heat resistance, and durability, and the Company believes opportunities exist for additional uses for latex thread.

   The Company's products have historically been sold to a variety of customers in five end-markets: circular knits, hosiery, nonwovens, narrow fabrics and warp knits. In addition, the Company has recently begun selling products to the stretch woven market for use in suiting fabrics and outerwear linings.

   Fine denier spandex fiber accounted for approximately 53.6% of the Company's total 1998 sales, up from 26.3% in 1994. Based on current market demand for products which utilize lightweight or high quality fabrics, the Company believes that fine denier products manufactured for the circular knit, warp knit and stretch woven markets will represent an increasing percentage of Globe's sales.

Customers

   The Company sells its products to a diverse customer base of intermediate and end-use manufacturers. Intermediate users of the Company's products, which include Unifi, Inc., C.K.M. Industries, Inc. and Worldtex, Inc., cover the elastomeric fibers with other materials, and then either sell them to another manufacturer or knit or weave them. The Company's end-use customers, which include Fruit of the Loom, Inc., Sara Lee Hosiery, Hanes Menswear, Inc., and Kayser-Roth Corporation (manufacturer of No Nonsense pantyhose), produce finished goods from the elastomeric fibers supplied by the Company. Most of the Company's customers rely on sophisticated technologies and production techniques to manufacture products of which the Company's fibers are a significant value-added component. These customers typically operate high speed, high volume production lines. In order to run their production lines efficiently and avoid costly line stoppages, customers rely on the Company's ability to provide reliable, on time delivery of high quality products. A number of the Company's customers have selected Globe as a preferred supplier of elastomeric fiber.

   Globe markets its products to over 500 customers. The Company's top ten customers accounted for approximately 47.7% of 1998 sales, with sales to CKM Industries, Inc., a manufacturer of circular knit fabrics, accounting for 9.2% of 1998 sales and sales to Unifi, Inc., a manufacturer of covered yarns for men's and women's hosiery and for narrow fabrics, accounting for approximately 8.2% of 1998 sales. Export sales represented approximately 31.8% of the Company's total sales in 1998. See Note 1 to the Company's Consolidated Financial Statements for additional information. As is customary in the industry, the Company generally does not have long-term supply agreements with its customers.

Sales and Marketing

   Globe's sales and marketing functions are organized into three product lines: hosiery/narrow fabrics; wide fabrics (including circular knits, warp knits, stretch wovens); and nonwovens. Each product line requires different technical expertise and is the responsibility of one of the Company's product managers. Management believes that organizing its sales and marketing team by product line is the most efficient and effective way to develop and maintain customer relationships, to stay abreast of technical and other developments that may result in changing customer or consumer preferences and to take advantage of new business opportunities.

   The Company markets and sells its products under the direction of three product managers who are supported by key account managers, inside sales staff, field sales personnel, and technical service and customer service personnel. By providing dedicated support to key customers, the Company believes it can better support these larger customers, who, in many cases, have a variety of different product application or production requirements. Domestic sales are handled primarily by the Company's internal sales organization. International sales activity is coordinated by a senior manager and supported by a dedicated customer service staff. The Company sells its products internationally through commissioned agents or authorized distributors.

   Technical service is an integral part of Globe's sales and marketing efforts and includes providing product testing analysis of fabric composition at the Company's laboratories, assisting customers with the integration of Globe's products into the customer's production process and the development of methods to enhance a customer's products through the incorporation of the Company's elastomeric fibers. The Company's sales and marketing organization regularly provides market feedback to Globe's research and development teams. The Company believes this high level of service has been instrumental in retaining and attracting customers.

   Globe sells spandex fiber under its GLOSPAN(R) and CLEERSPAN(R) brand names. The Company does not require customers to co-brand their fabrics or products with its brand name. The Company believes that this marketing strategy is attractive for customers who seek to build their own brand identity and desire flexibility in sourcing their spandex fiber requirements.

Competition

   Spandex Fiber. The Company competes in the spandex fiber markets primarily on the basis of product quality, service, price and product innovation. The Company competes in the spandex fiber market primarily with DuPont and Bayer, both of which have domestic facilities, and with a number of foreign competitors. Some of the Company's competitors have substantially greater financial, marketing, manufacturing, distribution, sales and support resources, market share and brand awareness than the Company. The Company seeks to differentiate its product offerings by providing a high level of technical and customer service, and believes that DuPont and Bayer are the only other major spandex fiber suppliers that provide similar levels of technical and customer service.

   Despite significant growth in demand for spandex fiber since 1990, the number of spandex fiber manufacturers has remained relatively constant primarily due to the technological expertise required to produce spandex fiber and the substantial capital requirements to establish a spandex fiber manufacturing facility. Because spandex fiber production is not labor-intensive, the Company believes that the availability of low-cost unskilled labor does not provide foreign manufacturers with a significant competitive advantage.

   Latex Thread. The Company competes in the latex thread market on the basis of product quality, product variety and price. The Company focuses its latex thread product marketing efforts on high quality and specialty latex thread, which requires high levels of customer support. The Company believes that its customer service and product quality, and its ability to respond to the just-in-time inventory needs of domestic customers, permit it to compete effectively with foreign latex thread manufacturers. The Company's primary competitors in the latex thread markets are foreign producers.

Suppliers

   During 1998, raw materials represented 40.5% of the Company's total cost of sales and 26.4% of net sales. The primary raw materials used by the Company are polytetramethylene ether glycol, which the Company purchases from BASF, and polyester resin, which the Company purchases from two suppliers. These materials are used in a wide variety of products, and based on its experience, management believes that adequate quantities of these materials will be available from existing or alternative suppliers in the foreseeable future. The Company's ten largest suppliers accounted for approximately 90.6% of its total raw material purchases and 33.7% of its total cost of sales in 1998, with BASF, Polyurethane Specialties Corp. and Ennar Latex, Inc. accounting for 49.5%, 24.3% and 11.2% of such raw material purchases, respectively. The prices for the Company's raw materials have generally been stable over the past five years, although there can be no assurance that they will not fluctuate in the future.

Intellectual Property

   The Company utilizes a variety of proprietary technology in its manufacturing processes. In addition to its proprietary technology, management believes that the Company's research, development and engineering skills, as well as its technical know-how, are significant to the Company's business. Much of the Company's technology is not patented. The Company relies primarily on intellectual property laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company seeks to protect the majority of its technology under trade secret laws, which afford only limited protection. The Company owns certain brand names and trademarks used in its business, including GLOSPAN(R) and CLEERSPAN(R).

Manufacturing

   The Company utilizes multiple manufacturing processes that allow it to cost-effectively produce a broad range of elastomeric fibers. The Company utilizes real-time control and monitoring systems that continuously monitor key process variables using a sophisticated closed loop system of computers, sensors and custom software.

   Spandex Fiber. The Company produces spandex fiber in a wide variety of deniers, using dry-spin and reaction spin processes. Typically, spandex fiber of heavier deniers is produced by the reaction spin process, while fine denier threads are produced by the dry-spin process.

   In 1985, the Company began commercial production of fine denier spandex fiber using a dry-spin, polyether-based process at its Fall River facility. Fine denier fiber production is a continuous process accomplished by vertical spinning of the polymer from the top of a production cell to the bottom, where the chamber is heated and filled with nitrogen in order to strip the solvent from the fiber. The solvent is removed from the cell chamber as a gas, recovered and recycled in a separate process. The process is monitored and controlled by a state-of-the-art computer system developed specifically for the Company. The Company produces fine denier spandex fiber using the dry-spin process at its facilities in Fall River, Massachusetts and Tuscaloosa, Alabama, and currently has the capacity to produce 14.2 million pounds of fine denier spandex fiber annually using the dry-spin process.

   The Company believes that it is the only manufacturer of spandex fiber using the reaction spin process, which is based on technology proprietary to the Company. The process begins with the preparation of the prepolymer which is transported to an extruder, where it is processed through pumps and filters. The resulting pressure forces the prepolymer through a series of tubes and spinerettes, which distribute the prepolymer into a spinning tank where the chemical reaction which gives the fiber its elasticity occurs and the fibers are formed. The fibers are heated, cured and dried in ovens and then cooled, lubricated and spooled for shipment. In some cases, the Company uses a proprietary process which permits the Company to deliver the fiber in "knit- tape" form, which facilitates its use for certain customers. The Company conducts reaction spin production at its Fall River, Massachusetts, and Gastonia, North Carolina facilities. It currently has the capacity to produce 13.4 million pounds of heavy denier spandex fiber annually using the reaction spin process.

   Latex Thread. The Company manufactures latex thread through a batch process which begins with the combination of latex (a natural rubber material) and various base chemicals. This compound is matured, heated and fed to extruders, where it is pumped through a series of filters and distributed separately out of a group of capillaries. These capillaries produce latex thread which is then moved through an acid bath reservoir before being washed, dried and cured. At the end of the extruder, the fibers are combined into ribbons of various counts depending on customer needs. The Company produces latex thread at its Fall River, Massachusetts facility, and currently has the capacity to produce 11.0 million pounds of latex thread annually.

Environmental, Health and Safety Matters

   The Company is subject to stringent environmental, health and safety requirements, including laws and regulations relating to air emissions, wastewater management, the handling and disposal of waste and the cleanup of properties affected by hazardous substances. The Company's management believes that its operations have been and are in substantial compliance with environmental, health and safety requirements, and that it has no liabilities arising under such requirements, except as would not be expected to have a material adverse effect on the Company's operations, financial condition or competitive position.

   During 1997 and 1998, respectively, the Company spent approximately $0.9 million and $0.6 million on environmental, health and safety compliance activities at its three operating locations. Amounts spent in 1998 include approximately $0.2 million spent in connection with the Company's efforts to resolve pending compliance issues relating to air emissions and wastewater discharges from the Company's Fall River, Massachusetts facility.

   Since 1986, the Company has received requests for information and related correspondence from the U.S. EPA and other third parties indicating that the Company might be responsible under CERCLA or Superfund laws for costs associated with the investigation and cleanup of ten contaminated sites. The Company's management believes that the Company has resolved its involvement with respect to eight of these sites (five of which were inter-related) since 1988 and that the Company's involvement in matters arising under the Superfund laws will not have a material adverse effect on the Company's operations, liquidity or financial condition.

   In December 1996, the Company's management learned that the U.S. EPA and the U.S. Attorney's Office were conducting an investigation into whether the Company had engaged in criminal violations of environmental laws with respect to its Fall River, Massachusetts facility. The investigators have not informed the Company of the scope of their inquiry. The Company has provided certain information regarding its Fall River operations to the federal investigators and believes it has cooperated fully with their inquiry. The Company does not know whether the investigation is currently active. If the Company is charged with violations of environmental laws, it may be subject to substantial fines and other penalties. Based on the Company's discussions with the investigators and the results of the Company's internal investigation of this matter, the Company's management does not believe that the investigation will result in any monetary or other penalties that would have a material adverse effect on the Company's financial condition, results of operations or ability to meet its obligations under the Company's existing debt. The Company is entitled to indemnification from, among other items, any liabilities arising out of this investigation to the extent related to the activities of the Company prior to the Merger (as defined in Item 7 Liquidity and Capital Resources--The Transaction). This indemnity expires on December 31, 2001.

Employees

   As of March 1, 1999, the Company had approximately 912 employees. Of these, approximately 170 are salaried employees and 742 are hourly workers. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relationships with its employees are good.

Item 2. Properties

                                 Square
Location                         Footage Owned/Leased     Principal Function
--------                         ------- ------------ --------------------------
Fall River, Massachusetts....... 375,000    Owned     Headquarters
                                                      Fine denier spandex fiber
                                                      Heavy denier spandex fiber
                                                      Latex thread

Gastonia, North Carolina........ 180,000    Owned     Heavy denier spandex fiber
                                  80,000    Owned     Distribution center
                                  10,000    Leased    Warehouse

Tuscaloosa, Alabama............. 157,000    Owned     Fine denier spandex fiber

Rancho Dominguez, California....  15,000    Leased    Warehouse

Charlotte, North Carolina.......  15,000    Leased    Warehouse

   The Company believes that its facilities are adequate and suitable for the purposes for which they are utilized by the Company.

Item 3. Legal Proceedings

   In April 1997 two domestic purchasers of extruded latex thread filed a complaint against a number of foreign manufacturers and distributors of such thread, including an Indonesian limited liability company in which Globe Holdings then owned a 40% interest (the "Joint Venture"). The complaint alleged an international conspiracy to restrain trade in, and fix prices of, the thread in the U.S. The Company was not named as a defendant in the case. The Joint Venture alleged in its motion to dismiss that not all parties to the conspiracy had been joined. There can be no assurance that the Company will not be named in the future. The Company is entitled to indemnification from, among other items, any liabilities arising out of any criminal or civil antitrust claims or investigations resulting from the above-described proceedings to the extent related to the Company's activities prior to the Merger. This indemnity expires on December 31, 2001.

   The U.S. Department of Commerce has imposed anti-dumping duties on Indonesian extruded latex producers. Additional duties have been levied on extruded latex thread imported from Indonesia as of March 1999. During 1997 and 1998, the Company purchased approximately $9.9 million and $7.3 million, respectively, of latex thread from the Joint Venture for resale in the North American market.

   From time to time, the Company has been and is involved in various legal proceedings, all of which management believes are routine in nature and generally incidental to the conduct of its business. The ultimate legal and financial liability of the Company with respect to such proceedings cannot be estimated with certainty, but the Company believes, based on its examination of such matters, that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on the Company's results of operations, financial condition and its ability to meet its obligations under the Company's existing debt.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

   As of March 18, 1999, the Company had outstanding an aggregate of 2,179,150 shares of Common Stock.

   The Company does not expect to pay dividends on its Common Stock for the foreseeable future. The payment of dividends by the Company to the holders of Common Stock is restricted by the Company's bank credit facility and limited by the indenture under which the Company's 14% Senior Discount Notes due 2009 were issued.

Item 6. Selected Consolidated Financial Data

   The following information is qualified in its entirety by the consolidated financial statements of the Company. The following selected consolidated financial information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes thereto included herein.

                                      Fiscal Year Ended December 31,
                               ------------------------------------------------
                                 1994      1995      1996      1997      1998
                               --------  --------  --------  --------  --------
                                          (dollars in thousands)
Statement of Income Date:
Net sales....................  $112,475  $128,319  $152,603  $170,941  $171,093
Cost of sales................    84,321    97,182   110,609   115,099   111,609
                               --------  --------  --------  --------  --------
  Gross margin...............    28,154    31,137    41,994    55,842    59,484
Selling, general and
 administrative expenses.....    14,152    18,515    21,705    24,381    23,656
Research and development
 costs.......................     3,506     2,260     2,533     2,633     4,263
                               --------  --------  --------  --------  --------
  Operating income...........    10,496    10,362    17,756    28,828    31,565
Other income (expenses):
Interest, net................    (3,514)   (6,030)   (5,285)   (3,968)  (14,154)
Transaction compensation
 expense.....................       --        --        --        --     (5,778)
Transaction commitment fee
 expense.....................       --        --        --        --     (1,000)
Loss in investment in joint
 venture (1).................      (617)     (643)      --        --        --
Other income, etc............       341       438       875       372       749
                               --------  --------  --------  --------  --------
  Income before income taxes
   and extraordinary income..     6,706     4,127    13,346    25,232    11,382
Provision for income taxes...     2,882     1,718     4,784     8,383     3,956
                               --------  --------  --------  --------  --------
Income before extraordinary
 item........................     3,824     2,409     8,562    16,849     7,426
Loss from write-off of
 deferred financing cost, net
 (2).........................       --      1,294       --        301       187
                               --------  --------  --------  --------  --------
  Net income.................  $  3,824  $  1,115  $  8,562  $ 16,548  $  7,239
                               ========  ========  ========  ========  ========
Other Financial Data:
Gross margin %...............      25.0%     24.3%     27.5%     32.7%     34.8%
EBITDA (3)...................  $ 20,509  $ 22,480  $ 28,960  $ 42,377    43,563
EBITDA margin % (4)..........      18.2%     17.5%     19.0%     24.8%     25.5%
Depreciation and
 amortization................  $  8,228  $ 10,688  $  9,676  $ 12,208    14,429
Capital expenditures.........  $ 24,284  $  8,640  $  5,806  $ 17,151    35,805

                                                      December 31,
                                          -------------------------------------
                                           1994   1995   1996   1997     1998
                                          ------ ------ ------ ------- --------
                                                 (dollars in thousands)
Balance Sheet Data:
Cash..................................... $1,336 $3,143 $3,101 $ 1,947 $  1,439
Working capital..........................  9,391  5,052  4,263  19,453   20,686
Working capital as adjusted (5).......... 19,361 20,747 17,250  27,518   30,581
Property, plant and equipment, net....... 56,323 53,499 50,122  57,950   83,329
Total assets............................. 93,414 92,824 91,329 105,133  147,036
Total debt............................... 69,182 66,698 50,615  56,917  302,233
Redeemable cumulative preferred stock....  6,466  6,466  6,466     --       --
Stockholders' equity.....................  5,298  5,563 13,594  31,109 (179,822)

--------
(1) Represents the Company's share of the operating losses incurred by a joint venture in which the Company acquired a 40% interest in 1990. The Company accounted for its investment in the joint venture using the equity method of accounting.
(2) Reflects non-recurring charges related to the write-off of the unamortized balance of deferred financing costs in the year in which the related refinancing occurred. The amounts are shown net of applicable income tax.
(3) EBITDA represents income before interest expense (net), income taxes, depreciation and amortization, gain or loss on disposal of assets, noncash charges associated with net periodic postretirement benefit costs, noncash stock-based compensation and extraordinary, unusual, non-recurring charges consisting of (a) those referred to in footnotes (1) and (2) above, and
    (b) certain non-recurring legal expenses related to environmental matters of $454,000 in 1997 and $171,000 in 1998. EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt.
(4) EBITDA margin represents EBITDA as calculated in footnote (3) above as a percentage of net sales.
(5) Working capital as adjusted represents the difference between current assets less cash and current liabilities less the current portions of long term debt and long term capital leases and notes payable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of the Company's financial condition and results of operations is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements of the Company and related notes thereto included herein.

General

  Recapitalization

   As more fully discussed in Note 1 to the Consolidated Financial Statements, the Company entered into a recapitalization transaction obtaining additional debt and equity whereby Code, Hennessy & Simmons III, L.P. obtained a majority interest in Globe Holdings and certain continuing shareholders retained a minority interest. Assets and liabilities of the Company were carried at historical cost bases and distributions to certain Company shareholders were recorded as a distribution from retained earnings. The recapitalization transaction was financed with $50 million of equity and $295 million of debt. As a result of the transaction, the aggregate indebtedness for borrowed money and interest expense increased and shareholders' equity decreased.

  Market Conditions

   The current economic crisis in Asia has resulted in a flood of fiber, fabric and apparel into Europe from Asia, which has had a negative impact on prices and the Company's sales in Europe. In addition, economic difficulties in Russia have resulted in reduced demand for the Company's products.

  Capacity Expansion

   During 1998, the Company completed a capacity expansion of its Tuscaloosa, Alabama fine denier spandex fiber manufacturing facility. The total project cost was $27.3 million of which $3.4 million and $23.9 million was spent in 1997 and 1998, respectively. The Tuscaloosa plant expansion will increase fine denier spandex capacity by 34%. The increase in capacity will shift the Company's product mix to the faster growing, higher margin fine denier spandex fiber.

Results of Operations

   The following table sets forth for the periods indicated information derived from the consolidated financial statements of income expressed as a percentage of net sales. There can be no assurance that the trends in sales growth or operating results will continue in the future.

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1996     1997     1998
                                                      -------  -------  -------
Net sales............................................   100.0%   100.0%   100.0%
Cost of sales........................................    72.5%    67.3%    65.2%
Gross margin.........................................    27.5%    32.7%    34.8%
Selling, general and administrative expenses.........    14.2%    14.3%    13.8%
Research and development expenses....................     1.7%     1.5%     2.5%
Operating income.....................................    11.6%    16.9%    18.5%

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Net sales of the Company for 1998 were $171.1 million, remaining consistent with 1997. An 8.5% increase in fine denier spandex sales ws offset by a 20.6% decrease in latex fiber sales. Heavy denier spandex sales remained consistent with 1997. The current economic crisis in Asia, which has resulted in an influx of fiber, fabric and apparel into Europe from Asia, has had a negative impact on prices and the Company's sales in Europe. In addition, economic difficulties in Russia have resulted in reduced demand for the Company's products. Continued economic difficulties may precipitate further downturns in spandex fiber consumption in all of Globe's export markets.

   Gross margin of the Company for 1998 increased $3.7 million, or 6.5%, to $59.5 million from $55.8 million in 1997. The Company's gross margin as a percentage of net sales increased to 34.8% in 1998 from 32.7% in 1997. The increase in gross margin was primarily due to a favorable shift in product mix toward higher margin fine denier spandex fiber products. Fine denier spandex fiber sales represented 53.5% of total net sales in 1998 compared to 49.4% in 1997.

   Selling, general and administrative expenses for the Company in 1998 decreased $0.7 million, or 3.0%, to $23.7 million from $24.4 million in 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 13.8% in 1998 from 14.3% in 1997.

   Research and development expenses for the Company in 1998 increased $1.7 million, or 61.9%, to $4.3 million from $2.6 million in 1997. Research and development expenses for the Company as a percentage of net sales increased to 2.5% in 1998 from 1.5% in 1997. The increase is primarily attributed to the development of a new heavy denier spandex fiber.

   Net interest expense for the Company in 1998 increased $10.2 million to $14.2 million from $4.0 million in 1997. The increase in interest expense was directly attributable to the recapitalization of the Company.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   Net sales of the Company for 1997 increased $18.3 million, or 12.0%, to $170.9 million from $152.6 million in 1996. The increase in sales was primarily due to a 5.3% increase in the Company's average fine denier spandex fiber prices and a 17.7% increase in fine denier spandex fiber volume. The increase in average spandex fiber prices was primarily due to stronger market demand, improved acceptance of the Company's products in higher-priced markets, and cost reductions related in improved efficiencies.

   Gross margin of the Company for 1997 increased $13.8 million, or 32.9%, to $55.8 million from $42.0 million in 1996. The Company's gross margin as a percentage of net sales increased to 32.7% in 1997 from 27.5% in 1996. The increase in gross margin reflects a reduction in fine denier spandex fiber unit costs attributable to economies of scale created by an increase in fine denier spandex fiber capacity at the Company's Tuscaloosa, Alabama facility, gains in efficiencies achieved through improved production processes and a decline in latex raw material costs. The increase in gross margin also reflects a favorable shift in product mix toward higher margin fine denier spandex fiber products. Fine denier spandex fiber sales represented 49.4% of total net sales in 1997 compared to 44.2% in 1996.

   Selling, general and administrative expenses for the Company in 1997 increased $2.7 million, or 12.4%, to $24.4 million from $21.7 million in 1996. The increase in selling, general and administrative expenses was primarily attributable to the higher level of net sales achieved in 1997. As a percentage of net sales, selling, general and administrative expenses increased to 14.3% in 1997 from 14.2% in 1996.

   Research and development expenses for the Company in 1997 increased $0.1 million, or 4.0%, to $2.6 million from $2.5 million in 1996. Research and development expenses for the Company as a percentage of net sales decreased to 1.5% in 1997 from 1.7% in 1996. The decrease was primarily due to the higher level of net sales attained in 1997.

   Net interest expense for the Company in 1997 decreased $1.3 million, or 24.9%, to $4.0 million from $5.3 million in 1996. The decrease in interest expense was primarily due to a decline in interest rates and the capitalization of $0.5 million of interest expense in 1997 in connection with a capital expansion project.

Liquidity and Capital Resources

   Cash provided by operating activities was $22.2 million in 1996, $18.6 million in 1997 and $22.2 million in 1998. The reduction in cash provided by operating activities in 1997 was due to increases in accounts receivable, inventory balances and deferred tax assets, and a reduction in taxes payable, partially offset by an increase in amortization of unearned compensation. The increase in cash provided by operating activities for 1998 was primarily due to increases in accrued expenses, depreciation and amortization, amortization of unearned compensation, accretion on discounted notes, and decreases in accounts receivable and prepaid expenses, partially offset by decreases in accounts payable, taxes payable, and an increase in inventory. The average days' sales outstanding for accounts receivable was approximately 54, 56 and 57 days for the years ended 1996, 1997 and 1998, respectively. The increase in average days' sales outstanding was primarily attributable to an increase in foreign sales, which have a longer payment cycle than domestic sales as a result of longer shipping times and extended credit terms required by foreign competition. Foreign sales represented 27.5% and 30.9% of sales for the year end December 31, 1997 and 1998, respectively. Management does not expect that the increasing days sales outstanding will have a material impact on future results of operations and liquidity.

   The Company's inventories increased from $11.8 million at December 31, 1996 to $13.8 million at December 31, 1997. This increase was primarily due to higher fine denier production capacity and anticipated higher heavy denier sales levels. The Company's inventories increased from $13.8 million at December 31, 1997 to $18.4 million at December 31, 1998. This increase was primarily due to higher fine denier production capacity which outpaced the increase in demand.

   The Company's accounts payable increased from $7.2 million at December 31, 1996 to $7.4 million at December 31, 1997. The increase in accounts payable was attributable to capital expenditures incurred to increase fine denier spandex fiber capacity. The Company's accounts payable decreased from $7.4 million at December 31, 1997 to $6.0 million at December 31, 1998. The decrease was primarily due to the completion of the expansion projects.

   The Company has historically financed its operations and acquisitions through a combination of internally generated funds and borrowings under its existing credit agreement. The Company financed the construction of the Tuscaloosa plant, as well as the subsequent expansions of the facility, under its existing credit facilities.

   Capital expenditures, including capital leases, were $5.8 million in 1996, $17.2 million in 1997 and $35.8 million for 1998. Capital expenditures incurred during 1996 consisted primarily of process improvement expenditures, and the capital expenditures incurred during 1997 and 1998 consisted primarily of expenditures for the expansion of the Tuscaloosa facility and process improvement expenditures. The Company estimates that based on anticipated levels of operations its capital expenditures will be approximately $7.0 million in each of 1999 and 2000.

  The Transactions

   During 1998, the Company was recapitalized (the "Recapitalization"). In connection with the Recapitalization,

  . the Company transferred substantially all of its assets and liabilities to its subsidiary, Globe Manufacturing Corp. ("Globe Manufacturing") (the "Asset Drop Down"),

  .  certain investors invested $50.0 million in the Company,

  . a company formed by Code, Hennessy & Simmons LLC merged with and into the Company (the "Merger"), with the Company being the surviving corporation,

  . Globe Manufacturing entered into a new senior secured credit facility (the "Senior Credit Facility") and repaid its debt under its existing credit facilities,

  . holders of the shares of common stock of the Company outstanding prior to the Recapitalization received cash (including the payment by the Company of fees and expenses on their behalf) equal to $315.0 million less (x) the amount of the Company's outstanding indebtedness for borrowed money and (y) the amount of the retained investment,

  . the Company deposited $15.0 million into escrow to secure certain indemnification and other obligations,

  . Globe Manufacturing sold $150 million of its 10% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"),

  . for an aggregate purchase price of $25 million, the Company sold units consisting of $49.086 million principal amount at maturity of 14% Senior Discount Notes due 2009 (the "Notes") and warrants to purchase shares of its Class A Common Stock.

   The Senior Credit Facility consists of a $115.0 million term loan facility, which was fully drawn upon the consummation of the transactions described above, and a $50.0 million revolving loan facility, $22.5 million of which was outstanding at March 18, 1999. The revolving loan facility is available for general corporate and working capital purposes.

   As a result of the transactions described above, the Company's total consolidated debt significantly increased. Interest payments on the Senior Subordinated Notes and under the Senior Credit Facility represent significant liquidity requirements for the Company. The Senior Subordinated Notes require semi-annual payments and interest on the loans under the Senior Credit Facility is due at least quarterly.

   Although there can be no assurance, the Company anticipates that its consolidated cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payments (including interest payments on the Senior Subordinated Notes and amounts outstanding under the Senior Credit Facility) and other cash needs for the next twelve months. However, the Company may require additional funds if it enters into strategic alliances, acquires significant assets or businesses or makes significant investments in furtherance of its growth strategy. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control.

   Instruments governing the Company's indebtedness, including the Senior Credit Facility, the indenture governing the Senior Discount Notes and the indenture governing the Senior Subordinated Notes, contain financial and other covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Such limitations, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

   As of January 28, 1999, in response to lower than expected earnings, the Senior Credit Facility was amended such that (i) certain leverage ratio tests were waived and certain covenants were amended, (ii) the interest rates on both the term loans and revolving loans were increased and (iii) the management fee due to an affiliate of Code Hennessy & Simmons LLC may only be paid if certain leverage tests are met. Additionally, the Company has received a waiver on the capital additions covenant requirement.

Impact of the Year 2000 Issue

   The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

   If the Company, its significant customers or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time. The Company believes that its competitors face similar risks.

   The Company has established a corporate-wide project team to identify non-compliant software and complete the corrections required for the year 2000 issue. The Company has completed its repairs for major manufacturing systems in all locations. The Company also completed its repair of its major financial systems. The Company's current target is to resolve compliance issues in its distribution systems and other ancillary systems by July 31, 1999. The Company also has made inquiry of its major customers and suppliers to assess their compliance. Nevertheless, there can be no absolute assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

   Costs related to the year 2000 issue are funded through operating cash flows. Through December 31, 1998, the Company expended approximately $157,000 in systems development and remediation efforts, including the cost of new software and modifying the applicable code of existing software. The Company estimates remaining costs to be between $25,000 and $75,000. The Company presently believes that the total cost of achieving year 2000 compliant systems is not expected to be material to the Company's financial condition, liquidity or results of operations.

   Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code and systems and remediation success of the Company's customers and suppliers.

Inflation

   The Company does not believe that inflation has had any material effect on the Company's business over the past three years.

Impact of New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("Statement 133"). Statement 133 is effective for years beginning after June 15, 1999. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management does not anticipate that the adoption of Statement 133 will have a material impact on its financial position or the results of its operations.

   This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (which do not apply to initial public offerings). Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "plans," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These forward-looking statements are subject to a number of risks and uncertainties, including, without limitation, those related to the Company's substantial leverage and debt service requirements, the Company's dependence on significant customers and on certain suppliers, the effects of competition on the Company, the risks related to environmental, health and safety laws and regulations, the Company's exposure to foreign sales risk and the cyclicality of the textile industry, risks related to the year 2000 issue, and the other factors discussed in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk.

   The Company is exposed to market risk from changes in interest rates on its senior secured credit facility. The Company uses interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its variable rate long-term debt from floating to fixed rates. These agreements involve the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying principal amount. Interest rate differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to interest expense. At December 31, 1998 the notional amount of interest rate swaps outstanding was $25 million. A 10% increase in the interest rates on the Company's variable rate debt outstanding at December 31, 1998 would approximate 80 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $810,000.

   The Company periodically enters into forward contracts with a third party to sell Italian lire. Relative to foreign currency exposures existing at December 31, 1998, a 10% unfavorable movement in the Italian lire rate would not significantly affect consolidated operating results, financial position or cash flows.

Item 8. Financial Statements.

   See the attached Consolidated Financial Statements (pages F-1 through F-17)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   The executive officers and directors of the Company and Globe
Manufacturing, and their ages as of March 1, 1999 are set forth below:

   Name                      Age Position
   ----                      --- --------
   Thomas A. Rodgers, Jr....  85 Chairman
   Thomas A. Rodgers, III...  53 President and Chief Executive Officer, Director
   Lawrence R. Walsh........  46 Vice President, Finance and Administration
   Americo Reis.............  64 Vice President, Operations
   Robert L. Bailey.........  61 Vice President, Sales and Marketing
   William J. Girrier.......  42 Director of Marketing and Business Development
   Kevin T. Cardullo........  39 Director of Finance and Accounting
   Richard F. Heitmiller....  70 Director
   Andrew W. Code...........  40 Director
   Peter M. Gotsch..........  34 Director
   Edward M. Lhee...........  28 Director

   The present principal occupations and recent employment history of each of the executive officers and directors of the Company listed above are set forth below.

   Thomas A. Rodgers, Jr., co-founded the Company in 1945. He has served as Chairman since 1945, and served as President from 1945 to 1992.

   Thomas A. Rodgers, III, is the son of Thomas A. Rodgers, Jr., and has served as President of the Company since 1992. He served as the Executive Vice President and Chief Operating Officer of the Company from 1985 to 1992. Mr. Rodgers joined the Company in 1968. Mr. Rodgers has been a Director of the Company since 1972.

   Lawrence R. Walsh has served as Vice President, Finance and Administration of the Company since 1982. From 1976 to 1982, he was employed by Smith Precious Metals Co.

   Americo Reis joined the Company in 1959, and has served as the Company's Vice President, Operations since 1982. From 1957 to 1959, he served in the U.S. Army and from 1954 to 1957, he was employed by Goodyear Tire & Rubber Co.

   Robert L. Bailey has served as the Company's Vice President, Sales and Marketing since he joined the Company in 1979. From 1972 to 1979, he served as Vice President of Sales for the Yarn Division of Texfi Industries, Inc., and from 1967 to 1972 was Vice President of Sales for Intercontinental Fibers.

   William J. Girrier has been with the Company since 1990, first as Marketing Manager and then as Director of Marketing and Business Development. From 1987 to 1990, he was an Associate Manager of The Robbins Group, a commercial real estate development company. From 1978 to 1987, he served as a Naval Officer in various command and staff positions at the Pentagon and onboard warships.

   Kevin T. Cardullo has served as the Company's Director of Finance and Accounting since 1992. He is a Certified Public Accountant, and worked as a Senior Manager with Ernst & Young from 1986 to 1992. Mr. Cardullo was with Coopers & Lybrand from 1983 to 1986.

   Dr. Richard F. Heitmiller is an industry consultant who specializes in the elastomeric fiber, textile and chemical industries. Prior to forming his own consulting firm, Dr. Heitmiller was a Vice President of Arthur D. Little, Inc. He is a director of Wellman, Inc. a producer of fibers.

   Andrew W. Code is a Partner of Code Hennessy & Simmons LLC ("CHS"), which manages three private equity funds, including Code, Hennessy & Simmons III, L.P. Since founding the first such fund in 1988, Mr. Code has been actively involved in the investment organization and investment management activities of CHS. Mr. Code was a Vice President with Citicorp's Leveraged Capital Group from 1986 to 1988, and prior to 1986 he was employed by American National Bank. He is a director of SCP Pool Corporation, a distributor of swimming pool supplies.

   Peter M. Gotsch has been a Partner of CHS since 1997, and has been employed by CHS and its affiliates since 1989. From 1987 to 1989, Mr. Gotsch was a Corporate Banking Officer at The First National Bank of Chicago, N.A. He is a director of SCP Pool Corporation.

   Edward M. Lhee has been an associate of CHS since 1997. From 1995 to 1997, he attended the Kellogg Graduate School of Management. From 1992 to 1995, Mr. Lhee was employed by Morgan Stanley & Co., where he worked as a financial analyst in the mergers and acquisitions and corporate finance departments.

   The Company's directors serve a one-year term of office. The Company's president, treasurer and clerk serve one-year terms of office, and all of the Company's remaining officers serve terms of one year or less (unless otherwise provided by the directors).

Item 11. Executive Compensation.

   The following table summarizes the compensation paid by Globe Holdings and its subsidiaries to the Company's Chief Executive Officer and four other most highly compensated executive officers at December 31, 1998 (collectively, the "Named Executive Officers") for services rendered to the Company in 1998.

                          Summary Compensation Table

                                                            Long Term
                                  Annual Compensation      Compensation
                              ---------------------------- ------------
                                              Other Annual  Securities   All Other
Name and Principal            Salary   Bonus  Compensation  Underlying  Compensation
Position                 Year   ($)     ($)       (1)      Option/SARs    ($) (2)
------------------       ---- ------  ------- ------------ ------------ ------------
Thomas A. Rodgers, Jr... 1998 514,237     --         --          --           --
 Chairman                1997 759,668   5,000        --          --       198,796
                         1996 723,502  28,125        --          --       145,593

Thomas A. Rodgers, III.. 1998 549,042 880,000  4,731,890         --        70,258
 President               1997 549,042 197,000        --       11,250       70,158
                         1996 499,122  79,375        --       11,250       70,158

Americo Reis............ 1998 211,982 440,000  1,051,290     2,246.5      579,795
 Vice President,
  Operations             1997 211,982  72,500        --        3,750       79,371
                         1996 196,279  33,125        --        3,750       92,980

Lawrence R. Walsh....... 1998 218,889 440,000  1,051,290     2,246.5       29,505
 Vice President, Finance 1997 218,889  72,500        --        3,750       29,338
 and Administration      1996 195,437  33,125        --        3,750       29,338

Robert L. Bailey........ 1998 200,000 440,000  1,051,290     2,246.5      328,677
 Vice President, Sales   1997 176,828  72,500        --        3,750       25,022
 and Marketing           1996 159,100  33,125        --        3,750       25,022

--------
(1) Other Annual Compensation reflects stock options.
(2) Reflects reimbursement of premiums for life insurance for the Named Executive Officers and Company contributions under a 401(k) plan for the Named Executive Officers (other than Thomas A. Rodgers, Jr.).

   No options were granted in fiscal 1998 to the Named Executive Officers.

   The following table sets forth information with respect to all options exercised in fiscal 1998 and the year-end value of unexercised options held by the Named Executive Officers.

            Aggregated Option/SAR Exercises in Last Fiscal Year And
                       Fiscal Year-End Option/SAR Values

                                                       Number of
                                                      Securities
                                                      Underlying     Value of
                                                      Unexercised   Unexercised
                                                     Options/SARs  In-the-Money
                                                          at       Options/SARs
                                                      Fiscal Year    at Fiscal
                                                          End        Year-End
                                                     ------------- -------------
                            Shares Acquired  Value   Exercisable/  Exercisable/
                              on Exercise   Realized Unexercisable Unexercisable
Name                              (#)         ($)         (#)           ($)
----                        --------------- -------- ------------- -------------
Thomas A. Rodgers, Jr......       --          --           --/--          --
Thomas A. Rodgers, III.....       --          --           --/--          --
Americo Reis...............       --          --      2,246.5/--     $500,000
Lawrence R. Walsh..........       --          --      2,246.5/--     $500,000
Robert L. Bailey...........       --          --      2,246.5/--     $500,000

Pension Plans

   Globe maintains a Non-Qualified Pension Plan and a Deferred Compensation Plan, pursuant to which each of Thomas A. Rodgers, III, Americo Reis, Lawrence
R. Walsh and Robert L. Bailey (the "Participating Executives") will be entitled to receive certain payments upon retirement. Under the Non-Qualified Pension Plan, each of the Participating Executives will receive a lump sum distribution upon retirement at age 65. The amounts payable under the Non-Qualified Pension Plan were determined by the Company and its consultants to approximate 50% of estimated final compensation. Pursuant to the Deferred Compensation Plan, each Participating Executive is entitled to receive, beginning at his retirement at age 65, an annual distribution payable for the following 15 years. The following table shows the estimated annual benefits payable under the Non-Qualified Pension Plan and the Deferred Compensation Plan for each of the Participating Executives.

                                            Estimated Annual Benefit Upon
                                                 Retirement at Age 65
                                            ---------------------------------
                                                                  Deferred
                                             Non-Qualified      Compensation
Name                                         Pension Plan           Plan
----                                         -------------     --------------
Thomas A. Rodgers, Jr. (1).................   $           --     $          --
Thomas A. Rodgers, III.....................          $206,400           $90,000
Americo Reis...............................   $        86,400           $25,000
Lawrence R. Walsh..........................          $104,000           $15,000
Robert L. Bailey...........................   $        96,000           $20,000

--------
(1) Thomas A. Rodgers, Jr. does not participate in the Non-Qualified Pension Plan or the Deferred Compensation Plan.

Employment Agreements

   Each of Messrs. Thomas A. Rodgers, III, Americo Reis, Lawrence R. Walsh and Robert L. Bailey are parties to an Employment Agreement with the Company dated as of December 31, 1997 (the "Employment Agreements"). The Employment Agreements were transferred to Globe Manufacturing pursuant to the Asset Drop Down. The Employment Agreements provide for annual base salaries for Messrs. Rodgers, Reis, Walsh and Bailey of at least $549,000, $212,000, $219,000 and $200,000, respectively, and provide that such executives shall generally be entitled to participate in all bonus and benefit plans made available to executives. The Employment Agreements have a term of three years, but may be terminated earlier by the Company or the executive. If an executive's employment is terminated by the Company without Cause or by the executive with Good Reason (each as defined in the Employment Agreements), then the Company will be required to pay the executive his base salary through December 2000 and the maximum amount he would have been entitled to under the Company's incentive plans for the year in which the termination occurred, and will also be required to provide insurance benefits for three years from the date of termination, except to the extent the executive obtains comparable benefits from a subsequent employer.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth certain information as of March 18, 1999 regarding the beneficial ownership of the Company's capital stock by (i) each shareholder who beneficially owns more than 5% of the common stock of the Company, (ii) each director and Named Executive Officer of the Company and
(iii) all directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it or him as set forth opposite its or his name. Unless otherwise noted, the address for each director and executive officer of the Company is c/o the Company, 456 Bedford Street, Fall River, Massachusetts 02720.

                                             Common Stock      Preferred Stock
                                         -------------------- -----------------
                                                               Number
        Name of Beneficial Owner          Number (1)  Percent    (1)    Percent
        ------------------------          ----------  ------- --------- -------
Code, Hennessy & Simmons III, L.P. (2).. 1,649,155.26  75.7   22,022.55  75.7
Thomas A. Rodgers, Jr. (3)..............      166,244   7.6       2,220   7.6
Thomas A. Rodgers, III..................       89,862   4.1       1,200   4.1
Americo Reis (4)........................       22,465   1.0         300   1.0
Lawrence R. Walsh (4)...................       22,465   1.0         300   1.0
Robert L. Bailey (4)....................       22,465   1.0         300   1.0
William J. Girrier......................          --    --          --    --
Kevin T. Cardullo.......................          --    --          --    --
Andrew W. Code (5)...................... 1,649,155.26  75.7   22,022.55  75.7
Peter M. Gotsch (5)..................... 1,649,155.26  75.7   22,022.55  75.7
Edward M. Lhee..........................     1,647.51     *          22     *
Brinson Partners, Inc. (6)(7)...........      224,655  10.3       3,000  10.3
Virginia Retirement System (7)..........      179,724   8.2       2,400   8.2
All executive officers and directors as
 a group
 (9 persons)............................ 1,808,059.77  80.5   24,144.55  80.5

--------
*Less than 1%
(1) Includes shares of Common Stock and Preferred Stock subject to options which are exercisable within 60 days of March 18, 1999.
(2) The business address of Code, Hennessy & Simmons III, L.P. is 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606.
(3) All of such shares are held of record by the Thomas A. Rodgers, Jr. Grantor Retained Annuity Trust, of which Thomas A. Rodgers, Jr. is the sole beneficiary.

(4) All of the shares shown are issuable upon exercise of outstanding options.
(5) All of such shares are held of record by Code, Hennessy & Simmons III, L.P. Messrs. Code and Gotsch are officers, directors and shareholders of the sole general partner of Code, Hennessy & Simmons III, L.P. and share investment and voting power with respect to the securities owned by Code, Hennessy & Simmons III, L.P. Each of Messrs. Code and Gotsch disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The business address of Messrs. Code and Gotsch is c/o Code, Hennessy & Simmons III, L.P., 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606.
(6) Brinson Partners, Inc. ("BPI") has advised the Company that it is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940. Of the shares shown: (i) 38,631 shares of Common Stock and
    515.87 shares of Preferred Stock are held of record by Brinson Venture Capital Fund III, L.P., of which BPI is the general partner and (ii) 6,300 shares of Common Stock and 84.13 shares of Preferred Stock are held of record by Brinson MAP Venture Capital Fund III, a trust of which a wholly owned subsidiary of BPI is the sole trustee. As a result, BPI has sole voting and dispositive power with respect to such shares. The address of BPI is 209 South LaSalle Street, Chicago, Illinois 60604-1295.
(7) BPI serves as an Investment Adviser to Virginia Retirement System and shares voting and dispositive power with respect to the shares held of record by Virginia Retirement System. The address of Virginia Retirement System is 1200 East Main Street, Richmond, Virginia 23219.

Item 13. Certain Relationships and Related Transactions.

   The following summaries of the material terms of certain agreements to which the Company is a party do not purport to be complete and are subject to, and are qualified in their entirety by reference to, all of the provisions of such agreements, including the definitions of certain terms therein and the exhibits and schedules thereto. Copies of such agreements may be obtained from the Company.

Recapitalization

   The Recapitalization was effected pursuant to a Merger Agreement between the Company and MergerCo, a newly formed affiliate of Code Hennessy & Simmons. In connection with the Merger and the Recapitalization, (i) the Company transferred substantially all of its assets and liabilities to Globe Manufacturing pursuant to the Asset Drop Down, (ii) Code Hennessy & Simmons and certain other investors invested approximately $42.8 million in common stock and preferred stock of MergerCo and (iii) Code Hennessy & Simmons made a loan to the Company in the amount of $25.0 million (the "CHS Loan"). Pursuant to the Merger Agreement: (i) MergerCo merged with and into the Company, with the Company being the surviving corporation; (ii) the common stock of MergerCo was converted into common stock of the surviving corporation (the "New Common Stock") and the preferred stock of MergerCo became preferred stock of the surviving corporation (the "New Preferred Stock"); (iii) the CHS loan became the obligation of the surviving corporation; (iv) certain stock and all stock options of the Company was converted into or became exercisable for New Common Stock and New Preferred Stock; (v) holders of the remaining stock of the Company outstanding prior to the Merger received cash merger consideration (including the payment by the Company of fees and expenses on their behalf) in an aggregate amount equal to $315.0 million less (x) the amount of the Company' outstanding indebtedness as of the date of the Merger and (y) the amount of the retained investment; and (vi) $15.0 million was deposited into escrow as the Escrow Amount. Following the consummation of the Recapitalization, the CHS loan was repaid with the net proceeds to the Company from its units offering.

   The Escrow Amount consisted of (a) $5.0 million to secure the obligations of the pre-merger shareholders with respect to the post-closing adjustment of the cash merger consideration and (b) $10.0 million to satisfy any indemnification obligations of the pre-merger shareholders under the merger agreement. The post-closing adjustment escrow fund was released to the pre-merger shareholders upon the determination of the final closing date consolidated net asset value of the Company. The indemnification escrow fund is required to be released promptly after December 31, 2001.

   Pursuant to the Merger Agreement, the pre-merger shareholders have agreed to indemnify the Company and certain of its related parties for all liabilities and other losses arising from, among other things, (i) any breach of representations, warranties or pre-closing covenants of the Company contained in or contemplated by the Merger Agreement, (ii) the failure of any pre-merger shareholders to have good, valid and marketable title to the shares of common stock held by such pre-merger shareholder, (iii) the environmental investigation relating to the Company' facility in Fall River, Massachusetts to the extent related to activities prior to the effective time of the Merger,
(iv) the antitrust claims and investigations relating to the alleged conspiracy by the Company's Indonesian joint venture to restrain trade in, and fix prices of, latex thread in the United States to the extent related to activities prior to the effective time of the Merger and (v) certain other matters. With respect to claims based on any misrepresentation or breach of any representation or warranty made by the Company, the pre-merger shareholders are not required to indemnify the Company unless the aggregate of all amounts for which indemnity would otherwise be payable exceeds $1.0 million and, in such event, the pre-merger shareholders will only be responsible for the amount in excess of $1.0 million. In addition, the indemnification obligations of the pre-merger shareholders are generally limited to the amount held in the indemnification escrow fund, other than with respect to claims based on fraud or on the failure of a pre-merger shareholder to have good, valid and marketable title to his shares of common stock.

   The Merger Agreement contains representations and warranties typical of agreements of like nature, including, without limitation, those relating to corporate organization and capitalization, the valid authorization, execution, delivery and enforceability of all transaction documents, the Company' financial statements, the absence of material adverse changes in the business, assets, financial condition and results of operations, the absence of material undisclosed liabilities, tax matters, the quality and title of personal and real property, material contracts, intellectual property, employee benefits plans, environmental matters, compliance with laws, governmental authorizations, permits and licenses and insurance matters. Generally, the representations and warranties of the Company expire 18 months after the closing date of the Merger except that (i) those relating to environmental matters remain in full force and effect until the second anniversary of the closing date of the Merger and (ii) those relating to tax matters survive until the expiration of the applicable statute of limitations.

   Prior to the Merger, Thomas A. Rodgers, Jr. and Thomas A. Rodgers, III beneficially owned, directly or indirectly, an aggregate of approximately 39% of the common stock of the Company on a fully-diluted basis. In addition, Messrs. Bailey, Reis and Walsh beneficially owned, in the aggregate, approximately 2% of the common stock of the Company on a fully-diluted basis. In connection with the Merger, these individuals received a pro rata portion of the aggregate merger consideration.

Management Agreement

   In connection with the Recapitalization, Globe Manufacturing entered into a Management Agreement with CHS Management III, L.P. ("CHS Management"), an affiliate of Code Hennessy & Simmons LLC, pursuant to which CHS Management will provide financial and management consulting services to Globe Manufacturing and receive a quarterly fee of $250,000, payable in arrears only if certain leverage ratios under the Senior Credit Facility are met. In addition, pursuant to the Management Agreement Globe Manufacturing paid to CHS Management $3.0 million at the closing of the Transactions as compensation for services rendered by CHS Management to Globe Manufacturing in connection with the Transactions. The Management Agreement also provides that when and as Globe Manufacturing consummates the acquisition of other businesses, Globe Manufacturing will pay to CHS Management a fee equal to the greater of $250,000 and one percent of the acquisition price of each such business as compensation for services rendered by CHS Management to Globe Manufacturing in connection with the consummation of such acquisition. The term of the Management Agreement is five years, subject to automatic renewal unless either CHS Management or Globe Manufacturing elects to terminate. Globe Manufacturing believes that the fees to be paid to CHS Management for the professional services to be rendered are at least as favorable to Globe Manufacturing as those which could be negotiated with an unrelated third party. Globe Manufacturing reimbursed CHS Management for expenses related to the Transactions and will reimburse CHS Management for expenses incurred in rendering services to the Company and Globe Manufacturing under the Management Agreement.

Securityholders Agreement

   In connection with the Recapitalization, the Company' shareholders entered into a Securityholders Agreement. This agreement provides, among other things, for the nomination of and voting for at least five directors of the Company by Globe Holdings' shareholders. The Securityholders Agreement also provides that Code Hennessy & Simmons will be entitled to appoint all of the directors of the Company. The following individuals have been designated by Code Hennessy & Simmons to serve as directors: Thomas A. Rodgers, Jr., Thomas A. Rodgers, III, Andrew W. Code, Peter M. Gotsch, Edward M. Lhee and Richard F. Heitmiller.

Executive Securities Agreements

   In connection with the Recapitalization, each of Lawrence R. Walsh, Americo Reis and Robert L. Bailey entered into an Executive Securities Agreement with the Company and Code Hennessy & Simmons which provides for, among other things, repurchase rights with respect to the Company securities held by them upon termination of employment (other than retirement) and restrictions on transfer of such securities.

Registration Agreement

   In connection with the Recapitalization, the Company's shareholders entered into a Registration Agreement. The Registration Agreement grants certain demand registration rights to Code Hennessy & Simmons. An unlimited number of such demand registrations may be requested by Code Hennessy & Simmons. In the event that Code Hennessy & Simmons makes such a demand registration request, all other shareholders of the Company will be entitled to participate in such registration on a pro rata basis (based on shares held). Code Hennessy & Simmons may request, pursuant to its demand registration rights, and each other shareholder may request, pursuant to his or its participation rights, that up to all of such shareholder's shares of common stock be registered by the Company. The Company is entitled to postpone such a demand registration for up to 180 days under certain circumstances. In addition, the parties to the Registration Agreement are granted certain rights to have shares included in registrations initiated by the Company or its shareholders ("piggyback registration rights"). Expenses incurred in connection with the exercise of such demand or piggyback registration rights shall, subject to limited exceptions, be borne by the Company.

Executive Loan

   In December 1992, the Company made a loan to Thomas A. Rodgers, III to assist him in paying taxes incurred in a previous recapitalization of the Company. As of June 30, 1998, the balance of such loan, including accrued interest, was $285,397. The loan was repaid prior to the Merger.

Non-Competition Agreement

   In connection with the Merger and the Recapitalization, each of the Named Executive Officers entered into a Non-Competition Agreement with the Company pursuant to which the Named Executive Officers agreed not to engage anywhere in the U.S. in any business that manufactures, distributes or sells polyester or polyester spandex fiber, latex thread or other elastomeric fiber for a period of three years (or, in the case of Mr. Bailey, until December 31, 2000). The Named Executive Officers also agreed not to solicit employees or customers of the Company or its subsidiaries, or to hire any person who was an employee of the Company or any of its subsidiaries within twelve months after such person's employment with the Company or any subsidiary is terminated. The Named Executive Officers also agreed to maintain the confidentiality of information regarding the business and affairs of the Company and its subsidiaries.

Sale Bonus

   In February 1998, the Company instituted a management reward program pursuant to which each of the Named Executive Officers was entitled to receive a cash bonus upon consummation of the Merger. The amount of the bonus paid was based on a percentage of the consideration paid in connection with the Merger. Pursuant to the program, Thomas A. Rodgers, Jr. and Thomas A. Rodgers, III received an aggregate of $825,000; and Messrs. Reis, Walsh and Bailey each received $412,500. In addition, Messrs. Cardullo and Girrier each received a bonus of $50,000 upon consummation of the Merger.

Investment Banking Fees

   Prior to the Merger, certain affiliates of Goldman, Sachs & Co. owned an aggregate of approximately 46% of the common stock of the Company on a fully-diluted basis prior to the consummation of the Merger, and three members of the Board of Directors of the Company prior to the Merger were affiliates of Goldman, Sachs & Co. Goldman, Sachs & Co. acted as financial advisor to the Company in connection with the Transactions, for which it received a fee.

Tax Sharing Agreement

   The operations of Globe Manufacturing are included in the Federal income tax returns filed by Globe Holdings. On July 31, 1998, Globe Manufacturing and the Company entered into a Tax Sharing Agreement ("Tax Sharing Agreement") pursuant to which Globe Manufacturing agreed to advance to Globe Holdings so long as Globe Holdings files consolidated income tax returns that include Globe Manufacturing (i) payments for Globe Manufacturing's share of income taxes assuming Globe Manufacturing is a stand-alone entity, which in no event may exceed the group's consolidated tax liabilities for such year, and (ii) payments to or on behalf of Globe Holdings in respect of franchise or similar taxes and governmental charges incurred by it relating to the business, operations or finances of Globe Manufacturing.

Consulting Agreement

   In connection with the Merger and the Recapitalization, Thomas A. Rodgers, Jr. entered into a consulting agreement with Globe Manufacturing, pursuant to which he will be compensated at a rate of $100,000 per annum, and agreed to perform special projects for Globe Manufacturing and such other matters as Globe Manufacturing's Board of Directors or officers reasonably request.

CHS Loan

   In connection with the Recapitalization, Code Hennessy & Simmons extended the CHS Loan to Globe Holdings in the principal amount of $25.0 million. The CHS Loan was repaid with the net proceeds to Globe Holdings from the Units Offering. The CHS Loan bore interest at a rate of 14% per annum and would have matured on July 31, 2009.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   The following documents are filed as part of this report:

    (a) (1) The consolidated financial statements included in Item 8 hereof and set forth on pages F-1 through F-17.

      (2) Financial Statement Schedules: Schedule I (Condensed Financial Information of Registrant) and Schedule II (Valuation and Qualifying Accounts). Schedules other than those listed above are omitted because they are not required or are not applicable.

      (3) The exhibits listed in the Index to the Exhibits

    (b) Reports on Form 8-K.

   On March 5, 1999 the Company filed a report on Form 8-K that included certain financial information with respect to its 1998 fiscal year.

    (c) Exhibits

     Exhibit No.                        Description
     -----------                        -----------
      2.1*       Agreement and Plan of Merger dated as of June 23, 1998
                 between the Company and Globe Acquisition Company.

      2.2* Asset Transfer Agreement dated as of July 29, 1998 between the Company and Globe Manufacturing.

      2.3*       Amendment No. 1 dated as of July 17, 1998 to the
                 Agreement and Plan of Merger dated as of June 23, 1998 between the Company and Globe Acquisition Company.

      2.4*       Amendment No. 2 dated as of July 30, 1998 to the
                 Agreement and Plan of Merger dated as of June 23, 1998 between the Company and Globe Acquisition Company.

      2.5* Purchase Agreement dated as of July 31, 1998 by and among Globe Acquisition Company, Code, Hennessy &
                 Simmons III, L.P. and certain other purchasers to purchase shares of Globe Acquisition Company's stock.

      3.1* Articles of Merger filed July 31, 1998 for the merger of Globe Acquisition Company and the Company and amending the Company's Restated Articles of Organization.

      3.2*       Articles of Amendment filed July 2, 1998 amending the
                 Company's Restated Articles of Organization.

      3.3*       Restated Articles of Organization of the Company filed
                 July 22, 1992.

      3.4*       Bylaws of the Company.

      4.1* Indenture dated as of August 6, 1998 by and between the Company and Norwest Bank Minnesota, National
                 Association.

      4.2* Purchase Agreement dated as of August 6, 1998 by and between the Company and BancAmerica Robertson Stephens.

      4.3* Registration Rights Agreement dated as of August 6, 1998 by and between the Company and BancAmerica Robertson
                 Stephens.

      4.4* Unit Agreement dated as of August 6, 1998 by and between the Company and BancAmerica Robertson Stephens.

      4.5* Warrant Agreement dated as of August 6, 1998 by and between the Company and BancAmerica Robertson Stephens.

      4.6*       Warrant Registration Rights Agreement dated as of August
                 6, 1998 by and between the Company and BancAmerica
                 Robertson Stephens.

      4.7* Securityholders Agreement dated as of July 31, 1998 by and among the shareholders of the Company.

      4.8* Registration Agreement dated as of July 31, 1998 by and among the shareholders of the Company.

     10.1* Employment Agreement dated as of December 31, 1997 between the Company and Thomas A. Rodgers, III.

     10.2*+ Employment Agreement dated as of December 31, 1997 between the Company and Americo Reis.

     10.3*+ Employment Agreement dated as of December 31, 1997 between the Company and Lawrence R. Walsh.


     Exhibit No.                        Description
     -----------                        -----------
     10.4*+      Employment Agreement dated as of December 31, 1997
                 between the Company and Robert L. Bailey.

     10.5*+      Form of Executive Securities Agreement dated as of July
                 31, 1998 by and among the Company, Code Hennessy &
                 Simmons and each of Messrs. Walsh, Reis and Bailey.

     10.6*+      Form of Non-Competition Agreement dated as of July 31,
                 1998 between the Company and each of Messrs. Rodgers, III, Walsh, Reis and Bailey. Mr. Bailey's non-competition restriction terminates on December 31, 2000, compared to July 31, 2001 for the other executives.

     10.7*       Management Agreement, dated as of July 31, 1998 between
                 Globe Manufacturing and CHS Management III, L.P.

     10.8* Tax Sharing Agreement dated as of July 31, 1998 between the Company and Globe Manufacturing.

     10.9* Credit Agreement dated as of July 31, 1998 by and among the Company, Globe Holdings, various banks, Bank of America National Trust and Savings Association,
                 BancAmerica Robertson Stephens and Merrill, Lynch,
                 Pierce, Fenner & Smith, Inc.

     10.10*      Form of First Amendment and Waiver dated as of January
                 28, 1999 to the Credit Agreement.

     10.11*      Pledge Agreement dated as of July 31, 1998 by the
                 Company and Globe Manufacturing in favor of Bank of America Trust and Savings Association.

     10.12*      Security Agreement dated as of July 31, 1998 by the
                 Company and Globe Manufacturing in favor of Bank of America National Trust and Savings Association.

     10.13*+     Form of Amended and Restated Performance Option
                 Agreement by and between the Company and each of Messrs.
                 Walsh, Reis, and Bailey.

     10.14*+     Globe Holdings Management Incentive Plan.

     10.15*+     Consulting Agreement dated as of July 31, 1998 between
                 Globe Manufacturing and Thomas A. Rodgers, Jr.

     21.1*       Subsidiaries of the Company.

     27.1        Financial Data Schedule

--------
* Incorporated by reference to Registration Statement on Form S-4 (File number 333-64669)
+ Management contract or compensatory plan required to be filed by Item 601 of Regulation S-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                                          Globe Holdings, Inc.

                                              /s/ Thomas A. Rodgers, III
                                          By___________________________________
                                                  Thomas A. Rodgers, III
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 1999.

                 Signature                                     Title
                 ---------                                     -----


      /s/ Thomas A. Rodgers, Jr.            Chairman
___________________________________________
          Thomas A. Rodgers, Jr.

      /s/ Thomas A. Rodgers, III            President, Chief Executive Officer and
___________________________________________   Director (Principal Executive Officer)
          Thomas A. Rodgers, III

         /s/ Lawrence R. Walsh              Vice President, Finance and Administration
___________________________________________   (Principal Financial Officer)
             Lawrence R. Walsh

         /s/ Kevin T. Cardullo              Director of Finance and Accounting
___________________________________________   (Principal Accounting Officer)
             Kevin T. Cardullo

       /s/ Richard F. Heitmiller            Director
___________________________________________
           Richard F. Heitmiller

          /s/ Andrew W. Code                Director
___________________________________________
              Andrew W. Code

          /s/ Peter M. Gotsch               Director
___________________________________________
              Peter M. Gotsch

          /s/ Edward M. Lhee                Director
___________________________________________
              Edward M. Lhee

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

   No annual report covering the Company's last fiscal year or proxy material has been sent to the Company's security holders. Subsequent to the filing of this Annual Report on Form 10-K, a copy of this Annual Report on Form 10-K will be furnished to the Company's security holders.

                              GLOBE HOLDINGS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1998, 1997 and 1996

                                    Contents

Report of Independent Auditors.............................................. F-2

Consolidated Balance Sheets................................................. F-3

Consolidated Statements of Income........................................... F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)........ F-5

Consolidated Statements of Cash Flows....................................... F-6

Notes to Consolidated Financial Statements.................................. F-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Globe Holdings, Inc.

   We have audited the accompanying consolidated balance sheets of Globe Holdings, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globe Holdings, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Providence, Rhode Island
March 19, 1999

                              GLOBE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                     December 31
                                                                  ------------------
                                                                    1997      1998
                                                                  --------  --------
ASSETS
------
Current assets:
 Cash and cash equivalents......................................  $  1,947  $  1,439
 Accounts receivable, net of allowance for doubtful accounts of
  $1,870 and $2,736 at December 31, 1997 and 1998,
  respectively..................................................    24,166    22,510
 Inventories (Note 2)...........................................    13,764    18,380
 Prepaid expenses and other assets..............................       484       439
 Prepaid taxes..................................................       --      5,321
 Deferred income taxes (Note 9).................................     2,449     3,092
                                                                  --------  --------
   Total current assets.........................................    42,810    51,181

Property, plant and equipment (Note 1):
 Land and land improvements.....................................       942       942
 Buildings and building improvements............................    33,122    43,256
 Manufacturing equipment........................................    79,202   103,234
 Furniture and equipment........................................     2,087     2,166
 Autos and trucks...............................................       319       319
 Construction in progress.......................................     5,959     7,519
                                                                  --------  --------
                                                                   121,631   157,436
Less accumulated depreciation and amortization..................   (63,681)  (74,107)
                                                                  --------  --------
Net property, plant and equipment...............................    57,950    83,329

Deferred income taxes (Note 9)..................................     2,822     1,297
Cash surrender value of life insurance..........................       927     1,076
Note receivable from officers...................................       278       --
Investment in Joint Venture (Note 10)...........................       --        --
Deferred financing costs, net of amortization of $57 and $638 at
 December 31, 1997 and 1998, respectively (Note 3)..............       346    10,153
                                                                  --------  --------
   Total assets.................................................  $105,133  $147,036
                                                                  ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
 Accounts payable...............................................  $  7,440  $  6,012
 Accrued expenses:
   Workers' compensation insurance (Note 11)....................     1,204       929
   Interest.....................................................        13     7,773
   Other........................................................     3,610     4,047
 Taxes payable..................................................     1,028       --
 Dividend payable...............................................        50       --
 Note payable (Note 3)..........................................     2,475    11,300
 Long-term debt obligations due within one year (Note 3)........     7,500       --
 Lease obligations due within one year (Note 4).................        37        34
                                                                  --------  --------
     Total current liabilities..................................    23,357    30,095
Other long-term liability.......................................       --      1,774
Long-term debt (Note 3).........................................    46,875   115,000
Senior Subordinated Notes.......................................       --    150,000
Senior Discount Notes...........................................       --     25,855
Long-term lease obligation (Note 4).............................        30        44
Other long-term post retirement liability (Note 8)..............     3,762     4,090
Stockholders' equity (deficit) (Note 6):
 Preferred stock, Class A, $.01 par value; 40,000 shares
  authorized....................................................       --        --
 Common stock, Class A, voting, $.01 par value; 5,000,000
  shares authorized.............................................         2        22
 Common stock, Class B, nonvoting, $.01 par value; 35,000
  shares authorized.............................................        16       --
 Common stock, Class C, nonvoting, $.01 par value; 600,000
  shares authorized.............................................       --        --
 Paid-in capital................................................    10,785    44,017
 Retained earnings..............................................    56,468  (223,861)
                                                                  --------  --------
                                                                    67,271  (179,822)
Less treasury stock, at cost:
 Common, Class A, 99,000 shares.................................    (4,187)      --
 Common, Class B, 683,314 shares................................   (28,657)      --
                                                                  --------  --------
                                                                   (32,844)      --
Unearned compensation...........................................    (3,318)      --
                                                                  --------  --------
     Total stockholders' equity (deficit).......................    31,109  (179,822)
                                                                  --------  --------
     Total liabilities and stockholders' equity (deficit).......  $105,133  $147,036
                                                                  ========  ========

                            See accompanying notes.

                              GLOBE HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)

                                                    Year ended December 31
                                                  ----------------------------
                                                    1996      1997      1998
                                                  --------  --------  --------
Net sales........................................ $152,603  $170,941  $171,093
Cost of sales....................................  110,609   115,099   111,609
                                                  --------  --------  --------
Gross margin.....................................   41,994    55,842    59,484
Selling, general and administrative expenses.....   21,705    24,381    23,656
Research and development costs...................    2,533     2,633     4,263
                                                  --------  --------  --------
Operating income.................................   17,756    28,828    31,565
Other income (expenses):
  Interest, net..................................   (5,285)   (3,968)  (14,154)
  Transaction compensation expenses..............      --        --     (5,778)
  Transaction commitment fee expense.............      --        --     (1,000)
  Other income, net..............................      875       372       749
                                                  --------  --------  --------
Income before income taxes and extraordinary
 item............................................   13,346    25,232    11,382
Provision for income taxes (Note 9)..............    4,784     8,383     3,956
                                                  --------  --------  --------
Income before extraordinary item.................    8,562    16,849     7,426
Extraordinary item (Note 3):
  Loss from write-off of deferred financing
   costs, net of tax benefit of $177 and $112 in
   1997 and 1998, respectively...................      --        301       187
                                                  --------  --------  --------
    Net income................................... $  8,562  $ 16,548  $  7,239
                                                  ========  ========  ========


                            See accompanying notes.

                             GLOBE HOLDINGS, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   (dollars in thousands, except share data)

                            Shares Outstanding
                  ------------------------------------------
                             Common                                  Common                            Retained
                  -------------------------------  Preferred ----------------------- Preferred Paid-in Earnings
                   Class A   Class B    Class C      Stock   Class A Class B Class C   Stock   Capital (Deficit)
                  ---------  --------  ----------  --------- ------- ------- ------- --------- ------- ---------
Balances,
December 31,
1995............    100,000   931,404                          $ 2    $ 16                     $ 4,965 $  34,054
Dividends.......                                                                                            (872)
Unearned
compensation
relating to the
grant of stock
options.........                                                                                   735
Amortization of
unearned
compensation....
Net income......                                                                                           8,562
                  ---------  --------  ----------   ------     ---    ----    ----     ----    ------- ---------
Balances,
December 31,
1996............    100,000   931,404                            2      16                       5,700    41,744
Redemption of
Series A
Cumulative
Preferred Stock.                                                                                          (1,534)
Dividends.......                                                                                            (290)
Unearned
compensation
relating to the
grant of stock
options.........                                                                                 5,085
Amortization of
unearned
compensation....
Net income......                                                                                          16,548
                  ---------  --------  ----------   ------     ---    ----    ----     ----    ------- ---------
Balances,
December 31,
1997............    100,000   931,404                            2      16                      10,785    56,468
Net effect of
recapitalization
transaction.....   (100,000) (931,404)  2,179,150   29,100     (2)     (16)     22      --      32,895  (287,568)
Conversion of
Class C shares
to Class A
shares..........  2,179,150            (2,179,150)              22             (22)
Tax effect of
deferred
compensation....                                                                                   337
Net income......                                                                                           7,239
                  ---------  --------  ----------   ------     ---    ----    ----     ----    ------- ---------
Balances,
December 31,
1998............  2,179,150       --          --    29,100     $22    $--     $--      $--     $44,017 $(223,861)
                  =========  ========  ==========   ======     ===    ====    ====     ====    ======= =========
                   Treasury Stock
                  ------------------
                    Common Stock                       Total
                  ------------------   Unearned    Stockholders'
                  Class A  Class B   Compensation Equity (Deficit)
                  -------- --------- ------------ ----------------
Balances,
December 31,
1995............  $(4,187) $(28,657)   $  (630)      $   5,563
Dividends.......                                          (872)
Unearned
compensation
relating to the
grant of stock
options.........                          (735)            --
Amortization of
unearned
compensation....                           341             341
Net income......                                         8,562
                  -------- --------- ------------ ----------------
Balances,
December 31,
1996............   (4,187)  (28,657)    (1,024)         13,594
Redemption of
Series A
Cumulative
Preferred Stock.                                        (1,534)
Dividends.......                                          (290)
Unearned
compensation
relating to the
grant of stock
options.........                        (5,085)            --
Amortization of
unearned
compensation....                         2,791           2,791
Net income......                                        16,548
                  -------- --------- ------------ ----------------
Balances,
December 31,
1997............   (4,187)  (28,657)    (3,318)         31,109
Net effect of
recapitalization
transaction.....    4,187    28,657      3,318        (218,507)
Conversion of
Class C shares
to Class A
shares..........                                           --
Tax effect of
deferred
compensation....                                           337
Net income......                                         7,239
                  -------- --------- ------------ ----------------
Balances,
December 31,
1998............  $   --   $    --     $   --        $(179,822)
                  ======== ========= ============ ================

                            See accompanying notes.

                              GLOBE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                     Year ended December 31
                                                   ----------------------------
                                                     1996      1997      1998
                                                   ---------  -------  --------
Operating activities
Net income.......................................  $   8,562  $16,548  $  7,239
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization...................      9,335    9,417    11,111
 Amortization of unearned compensation...........        341    2,791     3,318
 Accretion on discounted note....................        --       --      1,473
 Extraordinary charge--write-off of deferred
  financing costs................................        --       478       299
 Provision for losses on accounts receivable.....      1,093      691     1,393
 Deferred income tax benefit.....................       (958)  (2,455)      882
 Other postretirement benefits charge............        652      515       600
 Increase (decrease) in cash from changes in
  assets and liabilities:
 Accounts receivable.............................     (6,829)  (5,821)      263
 Inventories.....................................      4,132   (1,952)   (4,616)
 Prepaid expenses and other assets...............         12      (38)       45
 Refundable income taxes.........................         61      --     (4,983)
 Accounts payable................................      2,459      263    (1,428)
 Accrued expenses................................      2,203     (357)    7,922
 Taxes payable...................................      1,434   (1,178)   (1,028)
 Other long-term postretirement liability........       (306)    (274)     (272)
                                                   ---------  -------  --------
Net cash provided by operating activities........     22,191   18,628    22,218
Investing activities
Capital expenditures.............................     (5,806) (17,101)  (33,968)
Note receivable collected from (issued to)
 stockholders....................................        (14)     (15)      278
                                                   ---------  -------  --------
Net cash used in investing activities............     (5,820) (17,116)  (33,690)
Financing activities
Net change in notes payable......................     (4,750)    (275)    8,825
Borrowings on long-term debt.....................        --    15,000   119,400
Deferred financing costs.........................        --      (403)  (10,791)
Principal payments on long-term debt.............    (11,250)  (8,375)  (58,775)
Principal payment on capital lease obligation....        (85)     (97)      (52)
Issuance of senior subordinated notes............        --       --    150,000
Issuance of common stock.........................        --       --     14,353
Issuance of senior discount notes................        --       --     25,000
Issuance of preferred stock......................        --       --     21,530
Distribution to Company stockholders for
 recapitalization................................        --       --   (258,327)
Redemption of preferred stock....................        --    (8,000)      --
Cash surrender value of life insurance, net......        522      596      (149)
Payment of dividends.............................       (850)  (1,112)      (50)
                                                   ---------  -------  --------
Net cash provided by (used in) financing
 activities......................................    (16,413)  (2,666)   10,964
                                                   ---------  -------  --------
Net decrease in cash and cash equivalents........        (42)  (1,154)     (508)
Cash and cash equivalents at beginning of year...      3,143    3,101     1,947
                                                   ---------  -------  --------
Cash and cash equivalents at end of year.........  $   3,101  $ 1,947  $  1,439
                                                   =========  =======  ========
Supplemental schedule of cash flow information:
 Noncash financing activities:
  Pension intangible asset.......................  $     199  $   --   $    --
                                                   =========  =======  ========
  Minimum pension liability......................  $    (199) $   --   $    --
                                                   =========  =======  ========
 Noncash investing activity:
  Equipment acquired under capital leases........  $     --   $    50  $  1,837
                                                   =========  =======  ========

                              See accompanying notes.

                             GLOBE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1997 and 1998
                 (dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies

 Basis of Presentation

   The consolidated financial statements include the accounts of Globe Holdings, Inc. (formerly Globe Manufacturing Co.) and its wholly-owned subsidiaries, Globe Manufacturing Corp. (formerly Globe Elastic Co.) and Globe Manufacturing FSC, Ltd. (collectively, the Company). All significant intercompany accounts have been eliminated.

   On June 23, 1998, the Company entered into an Agreement and Plan of Merger (the Agreement) with an affiliate of Code Hennessy & Simmons III, L.P. (CHS). The Agreement provided for the obtaining of additional debt and equity to be used in a recapitalization transaction whereby CHS obtained a majority interest in the Company and certain continuing shareholders retained a minority interest. The recapitalization transaction was financed with $50,000 of equity and $295,000 of debt. Proceeds from the recapitalization were used to (i) pay consideration to certain shareholders of the Company, (ii) repay certain indebtedness of the Company and (iii) pay related fees and expenses of the recapitalization transaction and refinancing. Prior to the closing of the merger, substantially all of the assets and liabilities of Globe Holdings, Inc. were contributed to its wholly-owned subsidiary, Globe Elastic Co., Inc., which was renamed Globe Manufacturing Corp. Inasmuch as the recapitalization transaction was among the Company's shareholders, some of whom maintained a continuing interest in the Company, the assets and liabilities contributed to Globe Manufacturing Corp. were carried at their respective historical cost bases.

 Cash and Cash Equivalents

   The Company considers all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

 Risks and Uncertainties

   Concentration of Credit Risk

   The Company performs credit evaluations on all new customers and requires collateral in certain circumstances. Sales to one customer represented 9% of total sales for the years ended December 31, 1996, 1997, and 1998. Also, for the years ended December 31, 1996, 1997, and 1998, sales to five customers totaled 34%, 36%, and 34%, respectively.

   At December 31, 1997 and 1998, 47% and 54%, respectively, of total receivables were from foreign customers. Balances owed from one customer totaled 8% of total receivables at December 31, 1997 and 1998. Also at December 31, 1997 and 1998, 39% of total receivables was from five customers. Of these five customers, three are foreign, which represent 24% and 26% of the total receivable balance at December 31, 1997 and 1998, respectively.

   Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

   Revenue is recognized when products are shipped to customers.

                             GLOBE HOLDINGS, INC.

 Inventories

   Inventories are valued at lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for latex and certain spandex inventories and the first-in, first out (FIFO) method for the other inventories. Management utilizes LIFO for those product lines that have exhibited increasing costs to better match costs with revenues.

 Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Depreciation is provided using both accelerated and straight-line methods over estimated useful lives of the assets, which range from 3 to 39.5 years. For the years ended December 31, 1996, 1997, and 1998, the Company recorded depreciation expense of $9,183, $9,322, and $10,426, respectively. The Company capitalizes direct materials, labor and certain overhead costs for self-constructed assets. In 1997 and 1998, the Company capitalized interest costs of $506 and $1,194, respectively, incurred in connection with the expansion of the manufacturing plant in Alabama. Total interest costs in 1997 and 1998 amounted to $4,573 and $15,348, respectively.

 Investment in Joint Venture

   The Company accounts for its 40% investment in a joint venture using the equity method of accounting (see Note 10).

 Deferred Financing Costs

   Deferred financing costs are amortized over the term of the facility using the effective interest method beginning July 31, 1998. Prior to that date, deferred financing costs were amortized using the straight-line method. Use of the straight-line method to amortize deferred financing costs did not yield results that were materially different from those that resulted from the use of the effective interest method.

 Stock Based Compensation

   The Company accounts for its stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

   The Company recognizes as compensation expense the excess of the deemed fair value of the common stock issuable upon exercise of compensatory stock options over the aggregate exercise price of such options. The expense is amortized over the vesting period of each option.

 Income Taxes

   The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws that are in effect for the period when the differences are expected to reverse.

                             GLOBE HOLDINGS, INC.

 Fair Value of Financial Instruments

   The carrying amounts of accounts receivable, accounts payable, long-term debt, notes payable and other current and long-term liabilities approximate their respective fair values.

 Interest Rate Swap Agreements

   The differential to be paid or received on interest rate swap agreements is accrued as an interest rate charge and is recognized over the life of the agreements (see Note 3).

 Research and Development Costs

   The Company expenses research and development costs as incurred.

 New Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities (Statement 133). Statement 133 is effective for years beginning after June 15, 1999. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management does not anticipate that the adoption of Statement 133 will have a material impact on the Company's financial position or the results of its operations.

2. Inventories

   At December 31, 1997 and 1998, inventories totaling approximately $6,968 and $6,530 (at their FIFO value), respectively, were valued using the LIFO method. Had the FIFO method of inventory valuation been used, inventories and income before taxes would have increased (decreased) by approximately $1,149 and $363 in 1996; $1,247 and $98 in 1997; and $808 and $(439) in 1998.

   Inventories consist of the following:

                                                                 December 31
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
      Raw materials........................................... $ 2,460  $ 2,688
      Finished goods..........................................  12,551   16,500
                                                               -------  -------
                                                                15,011   19,188
      Less LIFO reserve.......................................  (1,247)    (808)
                                                               -------  -------
                                                               $13,764  $18,380
                                                               =======  =======

                             GLOBE HOLDINGS, INC.

3. Debt

   Long-term debt consists of the following:

                                                                 December 31
                                                               ----------------
                                                                1997     1998
                                                               ------- --------
Term Loan A, principal due in variable semi-annual
 installments through 2005; variable interest rates based on the base rate (7.38%-8.00% at December 31, 1998) (See (a)
 below)....................................................... $   --  $ 60,000
Term Loan B, principal due in variable semi-annual
 installments through 2006; variable interest rates based on the base rate (7.88%-8.50% at December 31, 1998) (See (a)
 below).......................................................     --    55,000
Senior Subordinated Notes, due 2008; interest at 10%..........     --   150,000
Senior Discount Notes, due 2009; semiannual cash interest
 payments at 14% beginning February 2004 (See (b) below)......     --    25,855
Term note, principal due in variable quarterly installments
 through 2003; variable interest rates based on the base rate
 (7.31%-8.75% at December 31, 1997)...........................  54,375      --
                                                               ------- --------
                                                                54,375  290,855
Less current maturities.......................................   7,500      --
                                                               ------- --------
                                                               $46,875 $290,855
                                                               ======= ========

--------
(a) In connection with the Recapitalization Transaction, the Company entered into a new Senior Credit Facility (the Credit Facility) that provided for two term loans to the Company in the amount of $60,000 and $55,000 (Term Loan A and Term Loan B, respectively), as well as a revolver for up to $50,000. The Credit Facility allows for letters of credit to the extent of the unused portion of the working capital facility. At December 31, 1998, the Company had $11,300 outstanding under the revolver and $1,000 outstanding under letters of credit to secure the Company's workers' compensation self insurance program (see Note 11).
  Borrowings under Term Loan A and B bear interest at either the bank's prime rate plus a margin of 1.25% and 1.755%, respectively, or the applicable Eurodollar rate plus a margin of 2.25% and 2.755%, respectively.
  The Credit Facility contains certain covenants that limit the ability of the Company to incur additional debt, issue capital stock, and pay dividends. The Credit Facility also requires the maintenance of a minimum interest coverage ratio, fixed charge coverage ratio, and maximum leverage ratio, as defined in the Agreement. All of the Company's assets are pledged under the Credit Facility.
  The Company is a holding company with no assets other than its investment in the stock of Globe Manufacturing. The Senior Discount Notes are direct obligations of Globe Holdings; all other obligations are those of its wholly-owned subsidiaries. Globe Manufacturing's debt agreements contain significant restrictions on distributions and making of loans by Globe Manufacturing to the Company.
  As of January 28, 1999, in response to lower than expected earnings, the Senior Credit Facility was amended such that (i) certain leverage ratio tests were waived and certain covenants were amended, (ii) the interest rates on both the term loans and revolving loans were increased and (iii) the management fee due to CHS may only be paid if certain leverage tests are met. Additionally, the Company has received a waiver on the capital additions covenant requirements.
(b) On August 6, 1998, the Company issued and sold 49,086 units (the "Units"), each consisting of one 14% Senior Discount Note due 2009 (the "Notes") and one warrant (a "Warrant") to purchase 1.4155 shares of Class A Common Stock of the Company. Each warrant may be exercised until August 1, 2009 and the exercise price for each warrant is $.01 per share. The aggregate purchase price of the Units was $25,000

                             GLOBE HOLDINGS, INC.

   and the net proceeds to the Company were $24,562 after deducting underwriting discounts and commissions and other expenses payable by the Company. The proceeds of these Units were used to repay a $25,000 loan made by CHS to the Company pursuant to the recapitalization transaction.

      14% Senior Discount Notes, due 2009.............................. $49,086
      Less: Discount on Notes (to reflect 14.5% interest rate).........  23,231
                                                                        -------
                                                                        $25,855
                                                                        =======

   Repayments of long-term debt are required as follows:

      1999............................................................. $    --
      2000.............................................................    5,550
      2001.............................................................    7,550
      2002.............................................................   10,550
      2003.............................................................   12,550
      2004 and beyond..................................................   78,800
                                                                        --------
                                                                        $115,000
                                                                        ========

   Cash paid for interest, net of amounts capitalized amounted to $5,469, $4,192, and $4,344 in 1996, 1997 and 1998, respectively.

   In connection with various financing transactions, unamortized financing costs of $478 and $299, relating to the previous debt agreements, was charged to expense (net of tax) as an extraordinary item in 1997 and 1998, respectively.

   The Company uses interest-rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest-rate changes on future income. At December 31, 1998, the Company had outstanding interest rate swap agreements with a commercial bank, having a total notional principal amount of $25 million. These agreements effectively change the Company's interest rate exposure on $25 million of its variable rate term notes to a fixed rate of 5.98%. The interest rate swap agreements in effect at December 31, 1998 mature on March 31, 2000. The Company is obligated to maintain such agreements during the first two years that the term note is outstanding. While the Company is exposed to credit loss for the periodic settlement of amounts due under the agreement in the event of nonperformance by the counter-party, the Company does not anticipate nonperformance by this party. The fair value of these swap agreements representing the estimated amount that the Company would pay to a third party assuming the Company's obligations under the interest rate agreement ceased at December 31, 1998, is approximately $280. The fair value of the agreement was determined by independent commercial bankers and represents the fair value based on pricing models or formulas using current assumptions.

   The priority, with regard to the right of payment on the Company's debt is that the Notes are subordinate to the Senior Subordinated Notes. Furthermore, the Senior Subordinated Notes are subordinate to the Credit Facility. There is no priority established for the three components (Term Loan A, Term Loan B Revolver) of the Credit Facility.

4. Lease Commitments

   The Company leases certain assets under capital leases. At December 31, 1997 and 1998, leased assets, with a cost of approximately $366 and $429, respectively, have been included in property, plant and equipment. Accumulated amortization of assets under capital leases was approximately $302 and $343 at December 31, 1997 and 1998, respectively. Future minimum lease payments relating to the equipment under the capital leases are not material.

                             GLOBE HOLDINGS, INC.

5. Redeemable Cumulative Preferred Stock and Warrants

   In 1997, the Company redeemed all outstanding shares of Series A Cumulative Preferred Stock at a price of $1,000 per share, plus unpaid dividends at the time of redemption. In connection with the redemption, the Company terminated any future vesting associated with its agreement to issue warrants to purchase shares of Class B Common Stock at a price of $.01 per share. At December 31, 1997, the Company had 50 such warrants issued and outstanding. No warrants related to the Class B Common Stock were outstanding at December 31, 1998.

   During the year ended December 31, 1997, the Company paid cash dividends of $240 on the Series A Cumulative Preferred Stock.

6. Shareholders' Equity

Common Stock

   Each holder of Class A Common Stock is entitled at any time to convert into an equal number of shares of Class C Common Stock. Each share of Class B Common Stock converts automatically into a share of Class A if the Company sells stock pursuant to a registered public offering. Each share of Class C Common Stock may be converted into Class A upon the occurrence of certain events. The Company paid cash dividends of $0.05 per share in 1997.

Preferred Stock

   The liquidation value of any share of preferred stock is $1,000 per share, subject to adjustment for stock splits, stock dividends and similar transactions. The Preferred Stock accrues a dividend at a rate of 14% per annum, compounded annually, on the sum of the liquidation value plus accumulated and unpaid dividends, is not currently subject to mandatory or optional redemption, and is not convertible into any other class of capital stock of the Company. As of December 31, 1998, the amount of dividends in arrears aggregated $1,698.

Stock Options

   The Company has a Management Incentive Plan ("the Plan") which authorizes the grant of incentive stock options and nonqualified stock options including performance options based on the financial performance of the Company to employees. A total of 102,570 shares has been reserved for issuance under the Plan. The term of stock options granted under the plan may not exceed ten years.

   The exercise price of a stock option is $30 per share and may be exercised at anytime.

   The following table presents the activity under the Plan for the years ended December 31, as follows:

                                  1996                   1997                   1998
                         ---------------------- ---------------------- ----------------------
                                    Weighted               Weighted               Weighted
                                    Average                Average                Average
                                   Per Share              Per Share              Per Share
                                 Exercise Price         Exercise Price         Exercise Price
                         Options      (1)       Options      (1)       Options      (1)
                         ------- -------------- ------- -------------- ------- --------------
Outstanding at January
 1...................... 22,500      $3.00      22,500      $3.00      45,000      $3.00
Granted.................    --         --       22,500       3.00         --         --
Exercised...............    --         --          --         --       38,261       3.00
                         ------      -----      ------      -----      ------      -----
Outstanding at December
 31..................... 22,500      $3.00      45,000      $3.00       6,739      $3.00
                         ======      =====      ======      =====      ======      =====
Options exercisable at
 December 31............  9,000      $3.00      22,500      $3.00       6,739      $3.00
                         ======      =====      ======      =====      ======      =====

--------
(1) All options were granted at an exercise price of $30 per option; however, in connection with the recapitalization transaction, the Plan was amended as of July 31, 1998. The new performance option agreement provides for the holder of an option the right to purchase ten shares of the Company's Class A

                             GLOBE HOLDINGS, INC.

   Common Stock and .13354106 shares of the Company's Class A Preferred Stock. The table presented above has been retroactively restated to reflect this change.

   In connection with the grant of performance options, the Company recorded a total of $5,820 of unearned compensation ($735 and $5,085 in 1996 and 1997, respectively) of which $341 and $2,791 was earned and recognized as compensation expense in 1996 and 1997, respectively. Approximately $3,318 was earned and recognized as transaction compensation expense in 1998. Options that did not vest in the years 1994 and 1995 were vested in 1997 since cumulative five-year performance measurements were achieved for the option granted in 1993.

   The weighted average remaining contractual life of options outstanding at December 31, 1998, is ten years.

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Had compensation expense for options granted in 1997 under the Plan been determined based on the fair value at the grant date, pro forma net income would not have differed materially from reported amounts, since the options granted under the Plan did not vest during 1997 and thus, have no impact on the determination of consolidated net income during 1997. During 1998, the pro forma effect of recognizing the fair value of the options which vested in 1998 was to reduce net income by $167.

   The weighted average fair value per share of options granted during 1997 and whose exercise price was less than the market price of the underlying common stock on the grant date was $219.44. The fair value of options issued at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                 Options Granted
                                                                      1997
                                                                 ---------------
      Expected life (years).....................................       5.0
      Risk-free interest rate...................................       5.7%
      Expected volatility.......................................       0.0%
      Expected dividend yield...................................       --

Stock Reserved

   As of December 31, 1998, a total of 69,481 shares of Class A Common Stock are reserved for issuance under the outstanding warrant arrangements.

7. Commitments and Contingencies

   The Company is a party to an agreement with a utility company, under the terms of which, the Company is obligated to purchase power generated from a co-generation power plant through 2006. The Company receives a portion of the savings generated by the plant and profits on excess supply generated. The co-generation power plant began operations in January 1991.

   From time to time, the Company has been and is involved in various legal and environmental proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. The ultimate legal and financial liability of the Company with respect to such proceedings cannot be estimated with certainty, but the Company believes, based on its examination of such matters, that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on the Company's results of operations or financial condition.

   As part of the recapitalization, the Company is obligated to pay to CHS a quarterly fee of $250 for financial and management consulting services. This fee is payable in arrears only if certain leverage ratios under the Senior Credit Facility are met.

                             GLOBE HOLDINGS, INC.

8. Pension and Other Benefits

   The Company sponsors three noncontributory defined benefit pension plans covering substantially all employees. The Plan assets are invested in a group annuity contract with an insurance company and in a trust that holds a balanced portfolio of corporate stocks and bonds, U.S. Government bonds and money market investments. The plan covering salaried employees at the Massachusetts, North Carolina and Alabama locations provides pension benefits based on the employee's average monthly compensation during a defined period. The plans covering hourly employees at the Massachusetts, North Carolina and Alabama locations provide benefits based on years of service. The Company's funding policy is to contribute annually the maximum deductible amount allowable under applicable tax regulations.

   The following is an analysis of the change in benefit obligation, change in Plan assets, funded status and components of net periodic pension benefit cost as of December 31:

                                                                    Pension
                                                                   Benefits
                                                                 --------------
                                                                  1997    1998
                                                                 ------  ------
Change in benefit obligation:
  Benefit obligation at beginning of year....................... $6,494  $6,591
  Service cost..................................................    303     186
  Interest cost.................................................    476     264
  Actuarial (gain) loss.........................................   (186)    549
  Benefits paid.................................................   (496)   (204)
                                                                 ------  ------
  Benefit obligation at end of year............................. $6,591  $7,386
                                                                 ======  ======

Change in plan assets
  Fair value of plan assets at beginning of year................ $6,083  $6,679
  Actual return on plan assets..................................  1,092   1,001
  Benefits paid.................................................   (496)   (204)
                                                                 ------  ------
  Fair value of plan assets at end of year...................... $6,679  $7,476
                                                                 ======  ======

Funded status................................................... $   88  $   90
Unrecognized transition amount..................................     49      36
Unrecognized net actuarial gain.................................    (18)   (185)
Unrecognized prior service cost.................................    191     176
                                                                 ------  ------
Prepaid benefit cost............................................ $  310  $  117
                                                                 ======  ======

   In 1997, certain plans had aggregate projected benefit obligations of $4,283 which exceeded their respective plan assets of $3,981.

                                                            Pension Benefits
                                                            -------------------
                                                            1996   1997   1998
                                                            -----  -----  -----
      Components of net periodic pension benefit cost
      Service cost......................................... $ 257  $ 303  $ 320
      Interest cost........................................   427    478    453
      Expected return on plan assets.......................  (385)  (454)  (554)
      Amortization transition amount.......................    22     22     64
      Amortization of prior service cost...................    31     26     49
                                                            -----  -----  -----
      Net periodic benefit cost............................ $ 352  $ 375  $ 332
                                                            =====  =====  =====

                             GLOBE HOLDINGS, INC.

   Assumptions used in calculating the pension expense and the accumulated benefit obligation, were as follows:

                                                                   December 31
                                                                  --------------
                                                                  1996 1997 1998
                                                                  ---- ---- ----
      Discount rate.............................................. 7.5% 7.5% 7.0%
      Rate of increase in compensation levels.................... 5.5% 5.5% 5.5%
      Expected long-term rate of return on assets................ 7.5% 7.5% 7.5%

   The Company has instituted a tax deferred savings plan covering all employees of the Company under Section 401(k) of the Internal Revenue Code. Under the Plan, subject to certain limitations, each eligible employee may contribute up to 10% of gross wages per year to the maximum amount set by law. The Company matches one third of the first 6% of employee contributions. Company contributions to the Plan for employees were approximately $356 in 1996; $384 in 1997; and $395 in 1998.

   In addition to the Company's defined benefit plans, the Company currently provides postretirement medical and life insurance benefits (postretirement benefits) to eligible full-time employees. The Company is recognizing the initial accumulated benefit obligation over a 20-year period.

   The following is an analysis of change in benefit obligation, change in Plan assets and components of net periodic postretirement benefit obligation as of December 31:

                                                              Postretirement
                                                                 Benefits
                                                              ----------------
                                                               1997     1998
                                                              -------  -------
Change in benefit obligation:
  Benefit obligation at beginning of year.................... $ 5,076  $ 5,660
  Service cost...............................................     273      299
  Interest cost..............................................     365      342
  Actuarial gain.............................................    (129)    (639)
  Benefits paid..............................................    (274)    (298)
  Changes in assumptions.....................................     349      --
                                                              -------  -------
  Benefit obligation at end of year.......................... $ 5,660  $ 5,364
                                                              =======  =======
Change in plan assets
  Fair value of plan assets at beginning of year............. $   --   $   --
  Contribution by employer...................................     274      298
  Benefits paid..............................................    (274)    (298)
                                                              -------  -------
  Fair value of plan assets at end of year................... $   --   $   --
                                                              =======  =======
  Funded status.............................................. $(5,660) $(5,364)
  Unrecognized transition amount.............................   2,952    2,755
  Unrecognized net actuarial gain............................  (1,054)  (1,481)
                                                              -------  -------
  Prepaid (accrued) postretirement cost...................... $(3,762) $(4,090)
                                                              =======  =======

                             GLOBE HOLDINGS, INC.

                                                             Postretirement
                                                                benefits
                                                            -------------------
                                                            1996   1997   1998
                                                            -----  -----  -----
Components of net periodic postretirement benefit cost
  Service cost............................................. $ 284  $ 273  $ 299
  Interest cost............................................   347    365    342
  Amortization transition amount...........................   196    197    197
  Recognized net actuarial loss............................  (175)  (192)  (238)
                                                            -----  -----  -----
  Net periodic benefit cost................................ $ 652  $ 643  $ 600
                                                            =====  =====  =====

   The Company's policy is to fund postretirement benefits as claims are paid. The accumulated postretirement benefit obligation was determined using a discount rate of 7.5% in 1997 and 7.0% in 1998, and a health care cost trend rate of 8.5%, declining each year to 4.0% in the year 2007 and thereafter. The effect of a 1.0% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $465 and the annual net periodic postretirement benefit cost by approximately $74.

9. Income Taxes

   Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows:

                                                                   1997   1998
                                                                  ------ ------
      Deferred tax liabilities:
        Pension.................................................. $  126 $  112
        Depreciation.............................................    249    676
                                                                  ------ ------
      Total deferred tax liabilities.............................    375    788
      Deferred tax assets:
        Other postretirement benefits............................  1,519  1,581
        Professional fees, primarily financing fees..............    279     25
        Inventories..............................................    639  1,053
        Bad debts................................................    759  1,057
        Workers' compensation accrued............................    491    359
        Deferred compensation....................................  1,330    --
        Vacation accrued.........................................    241    235
        Other, net...............................................    388    867
                                                                  ------ ------
      Total deferred tax assets..................................  5,646  5,177
                                                                  ------ ------
      Net deferred tax assets.................................... $5,271 $4,389
                                                                  ====== ======

   The following table sets forth selected data with respect to the Company's provision for income taxes from continuing operations for the years ended:

                                                          1996    1997     1998
                                                         ------  -------  ------
      Current:
        Federal......................................... $4,683  $ 9,090  $2,587
        State...........................................  1,059    1,748     487
                                                         ------  -------  ------
                                                          5,742   10,838   3,074
      Deferred:
        Federal.........................................   (820)  (2,034)    577
        State...........................................   (138)    (421)    305
                                                         ------  -------  ------
                                                           (958)  (2,455)    882
                                                         ------  -------  ------
          Total......................................... $4,784  $ 8,383  $3,956
                                                         ======  =======  ======

                             GLOBE HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


   The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense for continuing operations is as follows:

                                         1996          1997          1998
                                      ------------  ------------  ------------
                                      Amount   %    Amount   %    Amount   %
                                      ------  ----  ------  ----  ------  ----
Tax at statutory rate................ $4,538  34.0% $8,831  35.0% $3,870  34.0%
State income tax expense, less
 federal tax benefit.................    601   4.5     858   3.4     522   4.6
Foreign sales corporation............   (203) (1.5)   (775) (3.0)   (790) (6.9)
Change in valuation allowance........    --    --     (428) (1.7)    --    --
Other, net...........................   (152) (1.1)   (103)  (.4)    354   3.1
                                      ------  ----  ------  ----  ------  ----
    Total............................ $4,784  35.9% $8,383  33.3% $3,956  34.8%
                                      ======  ====  ======  ====  ======  ====

   Cash paid for income taxes amounted to $4,247, $11,833 and $9,057 in 1996, 1997 and 1998, respectively.

10. Investment in Joint Venture

   On November 23, 1990, the Company entered into a joint venture agreement (Joint Venture) with PT Bakrie Nusantara Corporation ("Bakrie"), an Indonesian company, to engage in the business of the manufacture of rubber thread and its related products. On January 7, 1999, the Company terminated its Joint Venture relationship. However, the Company continues to acquire and sell the entire production of the Joint Venture, other than production sold in Indonesia. During the years ended December 31, 1997 and 1998, respectively, the Company purchased inventory totaling $9,854 and $7,251 from the Joint Venture.

11. Self-Insurance

   The Company has a self-insurance program for its workers' compensation. The plan, which is administered by an insurance company, contains certain stop loss clauses that limit the Company's liability in the event of catastrophic losses ($200 per incident, $580 in the aggregate per year). Claims are accrued as incurred based on available claim information and management's estimate of claims incurred but not yet reported.

   At December 31, 1997 and 1998, the Company had outstanding letters of credit of $1,000 to secure the Company's workers' compensation self-insurance program.

12. Segment Information

   The Company operates in one industry segment encompassing the manufacture and sale of elastomeric fibers. These fibers, which consist of spandex fibers and latex thread, are sold to customers in the textile and apparel industries that are geographically diversified throughout the United States and in various foreign countries. The Company's manufacturing facilities are located in the United States. The following is a summary by geographic area of revenues from customers. Revenues are attributed to each geographic location based upon the location of the Company's customers.

                                                       1996     1997     1998
                                                     -------- -------- --------
      United States................................. $111,400 $123,077 $118,225
      Europe........................................   11,598   23,590   29,257
      Asia..........................................   13,276    6,838    5,646
      Central and South America.....................    5,189    3,590    4,620
      Other.........................................   11,140   13,846   13,345
                                                     -------- -------- --------
      Total sales................................... $152,603 $170,941 $171,093
                                                     ======== ======== ========

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              GLOBE HOLDINGS, INC.
                                (Parent Company)

                            CONDENSED BALANCE SHEET

                                                                   December 31
                                                                  --------------
                             ASSETS                                    1998
                             ------                               --------------
                                                                  (In thousands)
Current assets
  Prepaid taxes..................................................   $      11
                                                                    ---------
    Total current assets.........................................          11
  Deferred income taxes..........................................         478
  Deferred financing costs, net of amortization..................         721
                                                                    ---------
    Total Assets.................................................   $   1,210
                                                                    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
         ----------------------------------------------
Net equity of wholly-owned subsidiaries..........................   $ 155,177
Senior discount notes............................................      25,855
Shareholders' equity
  Preferred stock................................................         --
  Common stock...................................................          22
  Paid-in capital................................................      44,017
  Retained earnings (deficit)....................................    (223,861)
                                                                    ---------
    Total shareholders' equity (deficit).........................    (179,822)
                                                                    ---------
    Total liabilities and shareholders' equity (deficit).........   $   1,210
                                                                    =========



                            See accompanying notes.

                              GLOBE HOLDINGS, INC.
                                (Parent Company)

                       CONDENSED STATEMENT OF OPERATIONS

                                                                  Period From
                                                               July 31, 1998 to
                                                               December 31, 1998
                                                               -----------------
                                                                (In thousands)
Interest expense..............................................      $(1,489)
                                                                    -------
Loss before income taxes......................................       (1,489)
Benefit for income taxes......................................         (489)
                                                                    -------
Net loss......................................................      $(1,000)
                                                                    =======

                              GLOBE HOLDINGS, INC.
                                (Parent Company)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                  Period From
                                                                July 31, 1998 to
                                                                  December 31,
                                                                      1998
                                                                ----------------
                                                                 (In thousands)
Net cash from operating activities.............................     $      0

Financing activities
Issuance of senior discount note...............................     $ 25,000
Deferred financing costs.......................................     $   (737)
Issuance of common stock.......................................     $ 14,353
Issuance of preferred stock....................................     $ 21,530
Distribution to company stockholders...........................     $(60,146)
                                                                    --------
Increase (decrease) in cash....................................     $      0
                                                                    ========

                             GLOBE HOLDINGS, INC.
                               (Parent Company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

   In the parent company-only financial statements, the company's net equity of wholly-owned subsidiaries is stated at cost plus (less) equity in undistributed earnings (losses) of subsidiaries since date of acquisition. The company's share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

   The financial statements of the parent company presented represent the period since the Recapitalization Transaction (July 31, 1998) to December 31, 1998. Prior to July 31, 1998, parent company financial statements are not applicable.

2. Deferred Financing Costs

   Deferred financing costs are amortized over the term of the facility using the effective interest method of amortization.

3. Long-Term Debt

   On August 6, 1998, the company issued and sold 49,086 units (the "Units"), each consisting of one 14% Senior discount Note due 2009 (the "Notes") and one warrant to purchase 1.4155 shares of Class A Common Stock, $.01 par value, of the Company. The aggregate purchase price of the Units was $25,000 and the net proceeds to the Company were $24,562 after deducting underwriting discounts and commissions and other expenses payable by the Company. The proceeds of these Units were used to repay a $25,000 loan made to the Company pursuant to the Recapitalization Transaction.

      14% Senior discount Notes, due 2009.............................. $49,086
      Less: discount on Notes..........................................  23,231
                                                                        -------
                                                                        $25,855
                                                                        =======

4. Income Taxes

   The Company expects to utilize the deferred tax asset through the income recognized in its wholly-owned subsidiaries.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              GLOBE HOLDINGS, INC.

            COL. A               COL. B        COL. C         COL. D    COL. E
            ------              --------- ----------------- ----------- -------
                                              Additions
                                          -----------------
                                 Balance  Charged  Charged              Balance
                                   at     to Costs to Other             at end
                                Beginning   and    Accounts Deductions-   of
         Description            of period Expenses Describe  Describe   Period
         -----------            --------- -------- -------- ----------- -------
YEAR ENDED DECEMBER 31, 1998
Reserves and allowances
 deducted from asset accounts:
  Allowance for doubtful
   accounts...................   $1,870    $1,393              $527(1)  $2,736

YEAR ENDED DECEMBER 31, 1997
Reserves and allowances
 deducted from asset accounts:
  Allowance for doubtful
   accounts...................   $1,346    $  691              $167(1)  $1,870

YEAR ENDED DECEMBER 31, 1996
Reserves and allowances
 deducted from asset accounts:
  Allowance for doubtful
   accounts...................   $  416    $1,093              $163(1)  $1,346

(1) Uncollectible accounts written off, net of recoveries