Form 10-Q
period 1999-03-31
GLOBE HOLDINGS INC
filed 1999-05-14
CIK 866395

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD YEAR ENDED MARCH 31, 1999 OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________.

                       Commission file number 333-64669

                             GLOBE HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

                Massachusetts                                   04-2017769
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

456 Bedford Street, Fall River, Massachusetts                     02720
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: 508/674-3585



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
    ---         ---


         As of March 31, 1999, the Registrant had 2,179,150 shares of
                           Common Stock outstanding.

                               TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - March 31, 1999 (Unaudited)
     and December 31, 1998.....................................................1

     Condensed Consolidated Statements of Income (Unaudited) -
     Three Months Ended March 31, 1999 and March 31, 1998......................2

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Three Months Ended March 31, 1999 and March 31, 1998......................3

     Notes to Condensed Consolidated Financial Statements (Unaudited) -
     March 31, 1999............................................................4

Item 2. Management's Discussion and Analysis of Financial Conditions and
        Results of Operations..................................................6

Item 3. Quantitative and Qualitative Disclosure about Market Risk..............8


PART II  OTHER INFORMATION

Item 1. Legal Proceedings......................................................8

Item 2. Changes in Securities and Use of Proceeds..............................9

Item 3. Defaults Upon Senior Securities........................................9

Item 4. Submission of Matters to a Vote of Security Holders....................9

Item 5. Other Information......................................................9

Item 6. Exhibits and Reports on Form 8-K.......................................9

                                    PART I
                                    ------

                              GLOBE HOLDINGS, INC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                       (Unaudited)    (Note A)
                                                        March 31,   December 31,
                                                           1999         1998
                                                        ---------   ------------
Assets
Current assets:
  Cash and cash equivalents                             $     901     $   1,439
  Accounts receivable, net                                 31,195        22,510
  Inventories                                              16,405        18,380
  Prepaid taxes and other assets                            9,340         8,852
                                                        ---------     ---------
Total current assets                                       57,841        51,181

Property, plant and equipment                             161,035       157,436
  Less accumulated depreciation                           (76,716)      (74,107)
                                                        ---------     ---------
Net property, plant and equipment                          84,319        83,329

Other assets                                               12,268        12,526
                                                        ---------     ---------
Total assets                                            $ 154,428     $ 147,036
                                                        =========     =========

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                      $   4,521     $   6,012
  Accrued interest expense                                  3,925         7,773
  Other current liabilities                                 8,099         5,010
  Note payable                                             22,500        11,300
                                                        ---------     ---------
Total current liabilities                                  39,045        30,095

Other long-term liabilities                                 7,149         5,908
Long-term debt                                            112,225       115,000
Senior subordinated notes                                 150,000       150,000
Senior discount notes                                      26,781        25,855

Stockholders' equity (deficit)

  Common stock, Class A, voting, $.01 par value
    5,000,000 shares authorized                                22            22
  Paid in capital                                          44,017        44,017
  Retained earnings                                      (224,811)     (223,861)
                                                        ---------     ---------
Total stockholders' equity (deficit)                     (180,772)     (179,821)
                                                        ---------     ---------
Total liabilities and stockholders' equity (deficit)    $ 154,428     $ 147,036
                                                        =========     =========

See notes to condensed consolidated financial statements.

                              GLOBE HOLDINGS, INC
                  Condensed Consolidated Statements of Income
                            (Dollars in thousands)

                                                  (Unaudited)    (Unaudited)
                                                   March 31,      March 31,
                                                     1999           1998
                                                   ---------      ---------
Net Sales                                          $  43,584      $  46,424
Cost and expenses:
  Cost of sales                                       29,929         30,064
  Selling, general & administrative expenses           6,170          6,251
  Research & development expenses                      1,155          1,070
  Interest, net                                        7,837            928
  Miscellaneous                                          (50)          (639)
                                                   ---------      ---------
                                                      45,041         37,674
                                                   ---------      ---------

Income (loss) before incomes taxes                    (1,457)         8,750
Provision (benefit) for income taxes                    (507)         3,282
                                                   ---------      ---------

Net income/(loss)                                  $    (950)     $   5,468
                                                   =========      =========


See notes to condensed consolidated financial statements.

                              GLOBE HOLDINGS, INC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                     Three Months Ending
                                                  --------------------------
                                                  (Unaudited)    (Unaudited)
                                                   March 31,      March 31,
                                                      1999          1998
                                                  -----------    -----------
Cash from (used in) operations                      ($9,178)       $10,851

Investing Activities
 Capital expenditures                                (2,450)        (7,107)

Financing Activities
 Net change in note payable                          11,200         (2,475)
 Principal payments on long-term debt                     -         (1,875)
 Other                                                 (110)           (66)
                                                   --------        -------
                                                     11,090         (4,416)
                                                   --------        -------

Net decrease in cash and cash equivalents              (538)          (672)
Cash and cash equivalents at beginning of year        1,439          1,947
                                                   --------        -------
Cash and cash equivalents at end of period         $    901        $ 1,275
                                                   ========        =======


See notes to condensed consolidated financial statements.

                             Globe Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements (Unaudited)
                            (Dollars in thousands)
                                March 31, 1999


Note A.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

Note B.  Inventories

The components of inventory consist of the following:

                                      March 31      December 31,
                                      --------      ------------
                                        1999            1998
                                      --------      ------------

               Raw materials           $ 2,813           $ 2,688
               Finished goods           14,400            16,500
                                       -------           -------
                                       $17,213           $19,118
               Less LIFO reserve          (808)             (808)
                                       -------           -------
                                       $16,405           $18,380

Note C.  Debt

Long-term debt consists of the following:

                                                                        March 31      December 31
                                                                        --------      -----------
                                                                          1999           1998
                                                                        --------      -----------
     Term loan A, principal due in variable semi-annual
     installments through 2005; variable rate interest                  $ 60,000       $ 60,000

     Term loan B, principal due in variable semi-annual
     installments through 2006; variable rate interest                    55,000         55,000

     Senior Subordinated Notes, due 2008; interest at 10%                150,000        150,000

     Senior Discount Notes, due 2009; semiannual cash interest
     payments at 14% beginning February 2004, less original issue
     discount of $23,231 and $22,305                                      26,781         25,855
                                                                        --------       --------
     Less current maturities                                             291,781        290,855
                                                                           2,775              -
                                                                        --------       --------
                                                                        $289,006       $290,855

     On March 23, 1999 the Company exchanged all of its outstanding 14% Senior Discount Notes due 2009 for an equal amount of its Series B 14% Senior Discount Notes due 2009.

     On March 23, 1999 the Company's wholly-owned subsidiary, Globe Manufacturing Corp., exchanged all of its outstanding 10% Senior Subordinated Notes due 2008 for an equal amount of its Series B 10% Senior Subordinated Notes due 2008.

Note D. Segment Information

     Globe Holdings, Inc., together with its subsidiaries (the "Company") operates in one industry segment encompassing the manufacture and sale of elastomeric fibers. These fibers, which consist of spandex fibers and latex thread, are sold to customers in the textile and apparel industries that are geographically diversified throughout the United States and in various foreign countries. The Company's manufacturing facilities are located in the United States. The following is a summary by geographic area of revenues from customers. Revenues are attributed to each geographic location based upon the location of the Company's customers.

                                         March 31     March 31,
                                         --------     ---------
                                           1999         1998
                                         --------     ---------
          United States.................  $30,405      $32,425
          Europe........................    7,472        8,308
          Asia..........................  $ 2,749      $ 1,612
          Central and South America.....      553          865
          Other.........................    2,405        3,214
                                          -------      -------

          Total Sales...................  $43,584      $46,424
                                          =======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In 1998, the Company entered into a recapitalization transaction obtaining additional debt and equity whereby Code, Hennessy & Simmons III, L.P. obtained a majority interest in the Company and certain continuing shareholders retained a minority interest. Assets and liabilities of the Company were carried at historical cost bases and distributions to certain Company shareholders were recorded as a distribution from retained earnings. The recapitalization transaction was financed with $50 million of equity and $295 million of debt. As a result of the transaction, the aggregate indebtedness for borrowed money and interest expense increased and shareholders' equity decreased.

Results of Operations

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net sales for the three months ended March 31, 1999 decreased $2.8 million, or 6.1%, to $43.6 million from $46.4 million in the comparable prior year period. The decrease is primarily related to a decrease in latex fiber sales, while fine denier and heavy denier spandex sales had slight decreases and increases, respectively, that offset each other.

     Gross margin for the three months ended March 31, 1999 decreased $2.7 million, or 16.5%, to $13.7 million from $16.4 million in the comparable prior year period. The Company's gross margin as a percentage of net sales decreased to 31.3% from 35.2%. The decrease in gross margin was primarily due to foreign pricing pressure on fine denier spandex and a decrease in latex fiber sales volume.

     Selling, general and administrative expenses for the three months ended March 31, 1999 decreased $0.1 million, or 1.3%, to $6.2 million from $6.3 million in the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 14.2% from 13.5%.

     Research and development expenses for the three months ended March 31, 1999 increased $0.1 million, or 7.9%, to $1.2 from $1.1 million. Research and development expenses as a percentage of net sales increased to 2.7% from 2.3%. The increase is attributed to the development of a new heavy denier spandex fiber.

     Net interest expense for the three months ended March 31, 1999 increased $6.9 million to $7.8 million from $0.9 million for the comparable prior year period. The increase in interest expense was directly attributable to the recapitalization of the Company.

Liquidity and Capital Resources

     Cash used by operating activities was $9.2 million for the three months ended March 31, 1999 as compared to cash provided by operating activities of $10.9 million for the comparable prior year period. The reduction in cash provided by operating activities for the three months ended March 31, 1999 was due to increases in interest expense, accounts receivable, prepaid expenses, prepaid taxes, and a decrease in accounts payable and accrued expenses. This reduction was partially offset by a decrease in inventory balances, and increases in the note payable, accretion on discounted notes and depreciation and amortization.

     The average days sales outstanding for accounts receivable was approximately 63 days for the three months ended March 31, 1999 compared to 55 days for the comparable prior year period. The increase in days sales outstanding is due to increases in export sales which had extended payment terms. Inventory balances decreased $2.0 million from December 31, 1998, primarily due to a 15.4% increase in net sales for the three months ended March 31, 1999 compared to the three months ended December 31, 1998. The note payable increased $11.2 million primarily due to an interest payment due on the senior subordinated notes.

     Capital expenditures, including capital leases, were $2.5 million for the three months ended March 31, 1999 compared to $7.1 million the comparable prior year period. Capital expenditures for the three months ended March 31, 1999 consisted primarily of expenditures for the expansion of the Tuscaloosa facility.

     As part of the recapitalization transaction, the Company entered into a Senior Credit Facility consisting of a $115.0 million term loan facility, which was fully drawn upon the consummation of the transaction and a $50.0 million revolving loan facility. The revolving loan facility is available for general corporate and working capital purposes.

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

     The Company has established a corporate-wide project team to identify non-compliant software and complete the corrections required for the year 2000 issue. The Company has completed its repairs for major manufacturing systems in all locations. The Company also completed its repair of its major financial systems. The Company's current target is to resolve compliance issues in its distribution systems and other ancillary systems by July 31, 1999. The Company also has made inquiry of its major customers and suppliers to assess their compliance. There can be no assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

     Costs related to the year 2000 issue are funded through operating cash flows. Through March 31, 1999, the Company expended approximately $200,000 in systems development and remediation efforts, including the cost of new software and modifying the applicable code of existing software. The Company estimates remaining costs to be between $25,000 and $75,000. The Company presently believes that the total cost of achieving year 2000 compliant systems will not be material to the Company's financial condition, liquidity or results of operations.

     Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code and systems and remediation success of the Company's customers and suppliers.

Forward-Looking Information

     This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (which do not apply to initial public offerings). Forward- looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "plans," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These forward-looking statements are subject to a number of risks and uncertainties, including, without limitation, those related to the Company's substantial leverage and debt service requirements, the Company's dependence on significant customers and on certain suppliers, the effects of competition on the Company, the risks related to environmental, health and safety laws and regulations, the Company's exposure to foreign sales risk and the cyclicality of the textile industry, risks related to the year 2000 issue, and the other factors discussed in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company's market risk disclosure set forth in the Company's Annual Report on Form 10-K have not changed significantly through the three months ended March 31, 1999.


                          Part II   Other Information

Item 1.  Legal Proceedings

     In April 1997 two domestic purchasers of extruded latex thread filed a complaint against a number of foreign manufacturers and distributors of such thread, including an Indonesian limited liability company in which Globe Holdings then owned a 40% interest (the "Joint Venture"). The complaint alleged an international conspiracy to restrain trade in, and fix prices of, the thread in the U.S. The Company was not named as a defendant in the case. The Joint Venture alleged in its motion to dismiss that not all parties to the conspiracy had been joined. There can be no assurance that the Company will not be named in the future. The Company is entitled to indemnification from, among other items, any liabilities arising out of any criminal or civil antitrust claims or investigations resulting from the above-described proceedings to the extent related to the Company's activities prior to the recapitalization transaction in 1998. This indemnity expires on December 31, 2001.

     The U.S. Department of Commerce has imposed anti-dumping duties on Indonesian extruded latex producers. Additional duties of 28.29% have been levied on extruded latex thread imported from Indonesia from May 1999 going forward.

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

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     27.1   Financial Data Schedule

     (b)  Reports on Form 8-K

     On March 5, 1999 the Company filed a Form 8-K disclosing certain financial information for the year ended December 31, 1998.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GLOBE HOLDINGS, INC.


Date: May 11, 1999                     By: /s/ LAWRENCE R. WALSH
                                               --------------------------------
                                               Lawrence R. Walsh
                                               Vice President, Finance and
                                               Administration and duly
                                               authorized signatory on
                                               behalf of the Registrant