Form 10-Q
period 1999-06-30
GLOBE HOLDINGS INC
filed 1999-08-11
CIK 866395

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD YEAR ENDED JUNE 30, 1999 OR

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


         As of June 30, 1999, the Registrant had 2,179,150 shares of
                           Common Stock outstanding.

                               TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - June 30, 1999 (Unaudited)
     and December 31, 1998.....................................................1

     Condensed Consolidated Statements of Income (Unaudited) -
     Three Months Ended June 30, 1999 and 1998; Six Months Ended June 30,
     1999 and June 30, 1998....................................................2

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Six Months Ended June 30, 1999 and June 30, 1998..........................3

     Notes to Condensed Consolidated Financial Statements (Unaudited) -
     June 30, 1999.............................................................4

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

Item 5. Other Information......................................................9

Item 6. Exhibits and Reports on Form 8-K.......................................9

                                    PART I
                                    ------

                              GLOBE HOLDINGS, INC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                       (Unaudited)    (Note A)
                                                         June 30,   December 31,
                                                           1999         1998
                                                       -----------  ------------
Assets
Current assets:
  Cash and cash equivalents                             $   1,364     $   1,439
  Accounts receivable, net                                 34,387        22,510
  Inventories                                              16,591        18,380
  Prepaid taxes and other assets                            9,775         8,852
                                                        ---------     ---------
Total current assets                                       62,117        51,181

Property, plant and equipment                             163,004       157,436
  Less accumulated depreciation                           (79,302)      (74,107)
                                                        ---------     ---------
Net property, plant and equipment                          83,702        83,329

Other assets                                               11,948        12,526
                                                        ---------     ---------
Total assets                                            $ 157,767     $ 147,036
                                                        =========     =========

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                      $   6,912     $   6,012
  Accrued interest expense                                  7,750         7,773
  Other current liabilities                                10,071         5,010
  Note payable                                             19,500        11,300
                                                        ---------     ---------
Total current liabilities                                  44,233        30,095

Other long-term liabilities                                 7,240         5,908
Long-term debt                                            109,450       115,000
Senior subordinated notes                                 150,000       150,000
Senior discount notes                                      27,730        25,855

Stockholders' equity (deficit)

  Common stock, Class A, voting, $.01 par value
    5,000,000 shares authorized                                22            22
  Paid in capital                                          44,017        44,017
  Retained earnings                                      (224,925)     (223,861)
                                                        ---------     ---------
Total stockholders' equity (deficit)                     (180,886)     (179,822)
                                                        ---------     ---------
Total liabilities and stockholders' equity (deficit)    $ 157,767     $ 147,036
                                                        =========     =========

See notes to condensed consolidated financial statements.

                              GLOBE HOLDINGS, INC
                  Condensed Consolidated Statements of Income
                            (Dollars in thousands)

                                                     Three months ended              Six months ended
                                                  --------------------------    --------------------------
                                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                    June 30,       June 30,       June 30,       June 30,
                                                      1999           1998           1999           1998
                                                  -----------    -----------    -----------    -----------
Net Sales                                          $  44,374      $  46,066      $  87,958      $  92,490
Cost and expenses:
  Cost of sales                                       29,996         29,492         59,925         59,556
  Selling, general & administrative expenses           5,565          5,759         11,735         12,010
  Research & development expenses                      1,180          1,043          2,335          2,113
  Interest, net                                        7,996            860         15,833          1,788
  Miscellaneous                                         (167)           (16)          (217)          (655)
                                                   ---------      ---------      ---------      ---------
                                                      44,570         37,138         89,611         74,812
                                                   ---------      ---------      ---------      ---------

Income (loss) before incomes taxes                      (196)         8,928         (1,653)        17,678
Provision (benefit) for income taxes                     (82)         3,356           (589)         6,638
                                                   ---------      ---------      ---------      ---------

Net income/(loss)                                  $    (114)     $   5,572      $  (1,064)     $  11,040
                                                   =========      =========      =========      =========


See notes to condensed consolidated financial statements.

                              GLOBE HOLDINGS, INC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                      Six Months Ending
                                                  --------------------------
                                                  (Unaudited)    (Unaudited)
                                                    June 30,       June 30,
                                                      1999           1998
                                                  -----------    -----------
Cash from (used in) operations                      ($4,182)       $ 13,965

Investing Activities
 Capital expenditures                                (4,419)        (17,128)
 Other                                                  441              (4)
                                                    -------        --------
                                                     (3,978)        (17,132)
                                                    -------        --------

Financing Activities
 Net change in note payable                           8,200           7,525
 Principal payments on long-term debt                   --           (3,750)
 Other                                                 (115)            (89)
                                                    -------        --------
                                                      8,085           3,686
                                                    -------        --------

Net increase (decrease) in cash and cash
 equivalents                                            (75)            519
Cash and cash equivalents at beginning of year        1,439           1,947
                                                    -------        --------
Cash and cash equivalents at end of period           $1,364         $ 2,466
                                                    =======        ========

See notes to condensed consolidated financial statements.

                             Globe Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements (Unaudited)
                            (Dollars in thousands)
                                June 30, 1999


Note A.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Note B.  Inventories

The components of inventory consist of the following:

                                      June 30       December 31,
                                      -------       ------------
                                       1999             1998
                                      -------       ------------

               Raw materials          $ 3,842          $ 2,688
               Finished goods          13,557           16,500
                                      -------          -------
                                      $17,399          $19,118
               Less LIFO reserve         (808)            (808)
                                      -------          -------
                                      $16,591          $18,380

Note C.  Debt

Long-term debt consists of the following:

                                                                        June 30       December 31
                                                                        --------      -----------
                                                                          1999           1998
                                                                        --------      -----------
     Term loan A, principal due in variable semi-annual
     installments through 2005; variable rate interest                  $ 60,000       $ 60,000

     Term loan B, principal due in variable semi-annual
     installments through 2006; variable rate interest                    55,000         55,000

     Senior Subordinated Notes, due 2008; interest at 10%                150,000        150,000

     Senior Discount Notes, due 2009; semiannual cash interest
     payments at 14% beginning February 2004, less original issue
     discount of $23,231 and $22,305                                      27,730         25,855
                                                                        --------       --------
     Less current maturities                                             292,730        290,855
                                                                           5,550              -
                                                                        --------       --------
                                                                        $287,180       $290,855

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

                                         June 30     June 30,
                                         -------     --------
                                          1999         1998
                                         -------     --------
          United States................. $58,286     $62,680
          Europe........................  17,088      17,493
          Asia..........................   5,840       3,289
          Central and South America.....   1,893       1,988
          Other.........................   4,851       7,040
                                         -------     -------

          Total Sales................... $87,958     $92,490
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

Results of Operations

     Net sales of the Company were $44.4 million for the second quarter of 1999 and $88.0 million for the first six months of 1999, representing decreases of 3.7% and 4.9%, respectively, from the corresponding periods of 1998. The decrease is attributable to decreases in sales volumes of latex fiber and heavy denier spandex from the corresponding periods of 1998.

     Gross margin for the second quarter was $14.4 million and $28.0 million for the first six months of 1999, representing decreases of 13.3% and 14.9%, respectively, from the corresponding periods of 1998. The Company's gross margin as a percentage of net sales was 32.4% for the second quarter and 31.9% for the first six months of 1999, compared to 36.0% and 35.6%, respectively, for the corresponding periods in 1998. The decrease in gross margin was primarily due to foreign pricing pressure on fine denier spandex and a decrease in latex fiber sales volume.

     Selling, general and administrative expenses were $5.6 million for the second quarter of 1999, and $11.7 million for the first six months of 1999, representing decreases of 3.4% and 2.3%, respectively, from the corresponding periods of 1998. As a percentage of net sales, selling, general and administrative expenses were 12.5% for the second quarter and 13.3% for the first six months of 1999, compared to 12.5% and 13.0%, respectively, for the corresponding periods in 1998.

     Research and development expenses were $1.2 million for the second quarter of 1999, and $2.3 million for the first six months of 1999 compared to $1.0 million and $2.1 million, respectively, for the corresponding periods in 1998. Research and development expenses for the Company as a percentage of net sales were 2.7% for the second quarter and for the first six months of 1999, an increase from 2.3% for the corresponding periods in 1998. The slight increase is attributed to the continuing development of a new heavy denier spandex fiber.

     Net interest expense was $8.0 million for the second quarter and $15.8 million for the first six months of 1999, compared to $.9 million and $1.8 million, respectively, for the corresponding periods in 1998. The increase in interest expense was directly attributable to the recapitalization of the Company.

Liquidity and Capital Resources

     Cash used by operating activities was $4.2 million for the six months ended June 30, 1999 as compared to cash provided by operating activities of $14.0 million for the comparable prior year period. The reduction in cash provided by operating activities for the six months ended June 30, 1999 was due to increases in interest expense, accounts receivable, prepaid expenses, prepaid taxes, and a decrease in accrued expenses. This reduction was partially offset by a decrease in inventory balances, and increases in accounts payable, accretion on discounted notes, and depreciation and amortization.

     The average days sales outstanding for accounts receivable was approximately 71 days for the six months ended June 30, 1999 compared to 63 days for the comparable prior year period. The increase in days sales outstanding is due to increases in export sales which have longer terms than domestic sales. Export sales represented 34.5% and 27.5% of total sales for the six months ended June 30, 1999 and 1998, respectively. Inventory balances decreased $1.8 million from December 31, 1998, primarily due to an average increase of 16.4% in quarterly net sales for the first and second quarters of 1999, compared to the fourth quarter of 1998. The note payable increased $8.2 million primarily due to interest payments due on the senior subordinated notes and working capital needs.

     Capital expenditures, including capital leases, were $4.9 million for the six months ended June 30, 1999 compared to $17.1 million the comparable prior year period. Capital expenditures for the six months ended June 30, 1998 consisted primarily of expenditures for the expansion of the Tuscaloosa facility.

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

     Costs related to the year 2000 issue are funded through operating cash flows. Through June 30, 1999, the Company expended approximately $300,000 in systems development and remediation efforts, including the cost of new software and modifying the applicable code of existing software. The Company estimates remaining costs to be immaterial. The Company presently believes that the total cost of achieving year 2000 compliant systems will not be material to the Company's financial condition, liquidity or results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company's market risk disclosure set forth in the Company's Annual Report on Form 10-K has not changed significantly through the six months ended June 30, 1999.


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

     None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GLOBE HOLDINGS, INC.


Date: August 11, 1999                  By: /s/ LAWRENCE R. WALSH
                                               --------------------------------
                                               Lawrence R. Walsh
                                               Vice President, Finance and
                                               Administration and duly
                                               authorized signatory on
                                               behalf of the Registrant