Form 10-Q
period 1999-09-30
GLOBE HOLDINGS INC
filed 1999-11-15
CIK 866395

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD YEAR ENDED SEPTEMBER 30, 1999 OR

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


       As of September 30, 1999, the Registrant had 2,179,150 shares of
                           Common Stock outstanding.

                               TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - September 30, 1999 (Unaudited)
     and December 31, 1998.....................................................1

     Condensed Consolidated Statements of Income (Unaudited) -
     Three Months Ended September 30, 1999 and 1998; Nine Months Ended
     September 30, 1999 and 1998...............................................2

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Nine Months Ended September 30, 1999 and 1998.............................3

     Notes to Condensed Consolidated Financial Statements (Unaudited) -
     September 30, 1999........................................................4

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

Item 5. Other Information......................................................9

Item 6. Exhibits and Reports on Form 8-K.......................................9

                                    PART I
                                    ------

                              GLOBE HOLDINGS, INC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                       (Unaudited)    (Note A)
                                                      September 30, December 31,
                                                           1999         1998
                                                      ------------- ------------
Assets
Current assets:
  Cash and cash equivalents                             $   3,369     $   1,439
  Accounts receivable, net                                 39,518        22,510
  Inventories                                              19,421        18,380
  Prepaid taxes and other assets                            9,464         8,852
                                                        ---------     ---------
Total current assets                                       71,772        51,181

Property, plant and equipment                             166,485       157,436
  Less accumulated depreciation                           (81,407)      (74,107)
                                                        ---------     ---------
Net property, plant and equipment                          85,078        83,329

Other assets                                               11,599        12,526
                                                        ---------     ---------
Total assets                                            $ 168,449     $ 147,036
                                                        =========     =========

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                      $   8,036     $   6,012
  Accrued interest expense                                  4,064         7,773
  Other current liabilities                                12,152         5,010
  Note payable                                             29,600        11,300
                                                        ---------     ---------
Total current liabilities                                  53,852        30,095

Other long-term liabilities                                 7,271         5,908
Long-term debt                                            109,450       115,000
Senior subordinated notes                                 150,000       150,000
Senior discount notes                                      28,722        25,855

Stockholders' equity (deficit)

  Common stock, Class A, voting, $.01 par value
    5,000,000 shares authorized                                22            22
  Paid in capital                                          44,017        44,017
  Retained earnings                                      (224,885)     (223,861)
                                                        ---------     ---------
Total stockholders' equity (deficit)                     (180,846)     (179,822)
                                                        ---------     ---------
Total liabilities and stockholders' equity (deficit)    $ 168,449     $ 147,036
                                                        =========     =========

See notes to condensed consolidated financial statements.

                              GLOBE HOLDINGS, INC
                  Condensed Consolidated Statements of Income
                            (Dollars in thousands)

                                                     Three months ended             Nine months ended
                                                  --------------------------    --------------------------
                                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                 September 30,  September 30,  September 30,  September 30,
                                                      1999           1998           1999           1998
                                                  -----------    -----------    -----------    -----------
Net Sales                                          $  43,102      $  40,831      $ 131,060      $ 133,321
Cost and expenses:
  Cost of sales                                       28,098         25,126         88,023         84,682
  Selling, general & administrative expenses           6,264          7,255         17,999         19,265
  Research & development expenses                        812          1,031          3,147          3,144
  Interest, net                                        8,220          4,951         24,053          6,739
  Transaction compensation expense                        -           5,778              -          5,778
  Transaction commitment fee expense                      -           1,000              -          1,000
  Miscellaneous                                         (357)             8           (574)          (647)
                                                   ---------      ---------      ---------      ---------
                                                      43,037         45,149        132,648        119,961
                                                   ---------      ---------      ---------      ---------

Income before incomes taxes and
  extraordinary item                                      65         (4,318)        (1,588)        13,360

Provision for income taxes                                26         (1,245)          (563)         5,393
                                                   ---------      ---------      ---------      ---------

Income/(loss) before extraordinary item                   39         (3,073)        (1,025)         7,967

Loss from write-off of deferred financing
  cost, net of income taxes                                -            187              -            187
                                                   ---------      ---------      ---------      ---------
Net income/(loss)                                  $      39      $  (3,260)     $  (1,025)     $   7,780
                                                   =========      =========      =========      =========


See notes to condensed consolidated financial statements.

                              GLOBE HOLDINGS, INC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                      Nine Months Ending
                                                  --------------------------
                                                  (Unaudited)    (Unaudited)
                                                  September 30,  September 30,
                                                      1999           1998
                                                  -------------  -------------
Cash from (used in) operations                      ($9,901)       $ 19,595

Investing Activities
 Capital expenditures                                (6,080)        (26,317)
 Other                                                 (265)            173
                                                    -------        --------
                                                     (6,345)        (26,144)
                                                    -------        --------

Financing Activities
 Net change in note payable                          18,300           3,325
 Principal payments on long-term debt                   --           (3,750)
 Net effect of recapitalization transaction             --            7,012
 Other                                                 (124)           (219)
                                                    -------        --------
                                                     18,176           6,368
                                                    -------        --------

Net increase (decrease) in cash and cash
 equivalents                                          1,930            (181)
Cash and cash equivalents at beginning of year        1,439           1,947
                                                    -------        --------
Cash and cash equivalents at end of period           $3,369         $ 1,766
                                                    =======        ========

See notes to condensed consolidated financial statements.

                             Globe Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements (Unaudited)
                            (Dollars in thousands)
                              September 30, 1999


Note A.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Note B.  Inventories

The components of inventory consist of the following:

                                   September 30,    December 31,
                                   -------------    ------------
                                       1999             1998
                                   -------------    ------------

               Raw materials          $ 3,418          $ 2,688
               Finished goods          16,811           16,500
                                      -------          -------
                                      $20,229          $19,118
               Less LIFO reserve         (808)            (808)
                                      -------          -------
                                      $19,421          $18,380

Note C.  Debt

Long-term debt consists of the following:

                                                                      September 30    December 31
                                                                      ------------    -----------
                                                                          1999           1998
                                                                      ------------    -----------
     Term loan A, principal due in variable semi-annual
     installments through 2005; variable rate interest                  $ 60,000       $ 60,000

     Term loan B, principal due in variable semi-annual
     installments through 2006; variable rate interest                    55,000         55,000

     Senior Subordinated Notes, due 2008; interest at 10%                150,000        150,000

     Senior Discount Notes, due 2009; semiannual cash interest
     payments at 14% beginning February 2004, less original issue
     discount of $20,364 and $23,231                                      28,722         25,855
                                                                        --------       --------
     Less current maturities                                             293,721        290,855
                                                                           5,550              -
                                                                        --------       --------
                                                                        $288,171       $290,855

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

     On October 20, 1999, the Company amended its existing Senior Credit Facility. The amendment revises covenant ratios, establishes a minimum EBITDA test, determines the availability of the revolving loan based on a leverage ratio test, subjects the Code Hennessy and Simmons management fee to a leverage ratio test, and increases interest rate margins. The amendment was necessary because the Company was not able to meet certain covenants under its Senior Credit Facility.

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

                                         September 30,      September 30,
                                         -------------      -------------
                                              1999              1998
                                         -------------      -------------
          United States.................      $ 85,937           $ 90,351
          Europe........................        25,305             25,217
          Asia..........................         8,458              4,740
          Central and South America.....         3,515              2,865
          Other.........................         7,845             10,148
                                              --------           --------

          Total Sales...................      $131,060           $133,321
                                              ========           ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales of the Company were $43.1 million for the third quarter of 1999 and $131.1 million for the nine months ended September 30, 1999, representing an increase of 5.6% and a decrease of 1.7%, respectively, over the corresponding periods of 1998. The increase in the third quarter from the corresponding periods of 1998, is directly related to the increase in sales volume of fine denier spandex that were partially offset by marginal decreases in sales volumes of heavy denier spandex and latex fiber. The slight decrease for the nine month period compared to the corresponding period of 1998 is attributed to decreases in selling prices of fine denier spandex and latex fibers.

     Gross margin for the third quarter was $15.0 million and $43.0 million for the nine months ended September 30, 1999, representing decreases of 4.5% and 11.5%, respectively, over the corresponding periods of 1998. The Company's gross margin as a percentage of net sales was 34.8% for the third quarter and 32.8% for the nine month period, compared to 38.4% and 36.5%, respectively, for the corresponding periods in 1998. The decrease in gross margin was primarily due to a decrease in pricing on fine denier spandex.

     Selling, general and administrative expenses were $6.3 million for the third quarter of 1999, and $18.0 million for the nine months ended September 30, 1999, representing decreases of 13.7% and 6.6%, respectively, over the corresponding periods of 1998. As a percentage of net sales, selling, general and administrative expenses were 14.5% for the third quarter and 13.7% for the nine month period, compared to 17.8% and 14.4%, respectively, for the corresponding periods in 1998.

     Research and development expenses were $0.8 million for the third quarter of 1999, and $3.1 million for the nine months ended September 30, 1999, compared to $1.0 million and $3.1 million, respectively, for the corresponding periods in 1998. Research and development expenses for the Company as a percentage of net sales were 1.9% for the third quarter and 2.4% for the nine month period, compared to 2.5% and 2.3% for the corresponding periods in 1998.

     Net interest expense was $8.2 million for the third quarter and $24.1 million for the nine months ended September 30, 1999, compared to $5.0 million and $6.7 million, respectively, for the corresponding periods in 1998. The increase in interest expense was directly attributable to the recapitalization of the Company.

Liquidity and Capital Resources

     Cash used by operating activities was $9.9 million for the nine months ended September 30, 1999 as compared to cash provided by operating activities of $19.6 million for the comparable prior year period. The reduction in cash provided by operating activities for the nine months ended September 30, 1999 was due to increases in interest expense, accounts receivable, inventories, prepaid taxes, and a decrease in accrued expenses. This reduction was partially offset by an increase in accounts payable, accretion on discounted notes, and depreciation and amortization.

     The average days sales outstanding for accounts receivable was approximately 72 days for the nine months ended September 30, 1999 compared to 56 days for the comparable prior year period. The increase in days sales outstanding is due to increases in export sales, and export sales made with extended terms. Export sales represented 34.3% and 31.6% of total sales for the nine months ended September 30, 1999 and 1998, respectively. Inventory balances increased $1.0 million from December 31, 1998, primarily due to an increase in unit sales volume of fine denier spandex compared to the fourth quarter of 1998, raising the level and value of inventory on hand. The note payable increased $18.3 million primarily due to interest payments due on the senior subordinated notes and working capital needs.

     Capital expenditure, including capital leases, were $9.1 million for the nine months ended September 30, 1999 compared to $26.3 million for the comparable prior year period. Capital expenditures for the nine months ended September 30, 1998 consisted primarily of expenditures for the expansion of the Tuscaloosa facility.

     As part of the recapitalization transaction, the Company entered into a Senior Credit Facility consisting of a $115.0 million term loan facility, which was fully drawn upon the consummation of the transaction and a $50.0 million revolving loan facility. The revolving loan facility is available for general corporate and working capital purposes.

     On October 20, 1999, the Company amended its existing Senior Credit Facility. The amendment revises covenant ratios, establishes a minimum EBITDA test, determines the availability of the revolving loan based on a leverage ratio test, subjects the Code Hennessy and Simmons management fee to a leverage ratio test, and inceases interest rate margins. The amendment was necessary because the Company was not able to meet certain covenants under its Senior Credit Facility.

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

     The Company has established a corporate-wide project team to identify non-compliant software and complete the corrections required for the year 2000 issue. The Company has successfully repaired existing manufacturing and the majority of the ancillary systems in all locations. The Company has also successfully implemented a new software system that is compliant with year 2000. The new system encompasses the Company's financial, inventory costing, and distribution systems. The Company also has made inquiry of its major customers and suppliers to assess their compliance. There can be no assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

     Costs related to the year 2000 issue are funded through operating cash flows. Through September 30, 1999, the Company expended approximately $350,000 in systems development and remediation efforts, and modifying the applicable code of existing software. The Company estimates remaining costs to be immaterial. The Company presently believes that the total cost of achieving year 2000 compliant systems will not be material to the Company's financial condition, liquidity or results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company's market risk disclosure set forth in the Company's Annual Report on Form 10-K has not changed significantly through the nine months ended September 30, 1999.


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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.16*  Second Amendment to the Credit Agreement, dated as of May 24, 1999.

     10.17* Third Amendment and Waiver to the Credit Agreement, dated as of October 20, 1999.

     * Filed as an Exhibit to the Form 10-Q filed by Globe Manufacturing Corp. with the Securities and Exchange Commission on November 15, 1999.

     27.1    Financial Data Schedule

     (b)  Reports on Form 8-K

     None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GLOBE HOLDINGS, INC.


Date: November 12, 1999                By: /s/ LAWRENCE R. WALSH
                                               --------------------------------
                                               Lawrence R. Walsh
                                               Vice President, Finance and
                                               Administration and duly
                                               authorized signatory on
                                               behalf of the Registrant