Form 10-K
period 1999-12-31
GLOBE HOLDINGS INC
filed 2000-04-14
CIK 866395

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

                  For the fiscal year ended December 31, 1999

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

    Securities registered pursuant to Section 12(g) of the Act: 14% Senior
                       Discount Notes due 2009, Series B

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   No x

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 25, 2000, all of the aggregate market value of voting stock was held by affiliates of the registrant.

   As of March 25, 2000, the Registrant had 2,179,150 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                       None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                 PAGE
PART I                                                                                           ----

Item 1.   Business..............................................................................   1
Item 2.   Properties............................................................................   6
Item 3.   Legal Proceedings.....................................................................   6
Item 4.   Submission of Matters to a Vote of Security Holders...................................   7

PART II

Item 5.   Market for Registrant's Common Equity and Related Security Holder Matters.............   7
Item 6.   Selected Consolidated Financial Data..................................................   7
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.   8
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk............................  13
Item 8.   Financial Statements..................................................................  13
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..  13

PART III

Item 10.  Directors and Executive Officers......................................................  14
Item 11.  Executive Compensation................................................................  16
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  18
Item 13.  Certain Relationships and Related Transactions........................................  19

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  22
Consolidated Financial Statements..............................................................  F-1

                                    PART I

Item 1. Business

   Globe Holdings, Inc. (together with its wholly owned subsidiaries, the "Company" or "Globe" or "Globe Holdings") is a leading domestic manufacturer and worldwide supplier of spandex and latex elastomeric fibers, marketing its products to more than 500 customers. The Company's fibers are used in a broad range of applications, including men's and women's hosiery, waistbands, intimate apparel, performance athletic wear, swimwear, casual wear, suiting fabrics, body shaping (or foundation) garments, personal care products (including diapers and adult incontinence products) and footwear. The Company has produced elastomeric fibers exclusively for over 50 years and has developed long-term relationships with many of its principal customers, including Lexington Elastic (formerly Fruit of the Loom, Inc.), Kimberly-Clark Corporation, Minnesota Mining & Manufacturing Company, Sara Lee Hosiery, Unifi, Inc. and Worldtex, Inc. These customers in the aggregate contributed approximately 25% of total revenue during the 1999 fiscal year.

   Spandex fiber, which accounted for 86.5% of the Company's 1999 sales, is a highly desirable component of fabrics designed for performance, durability, comfort, control and resilience due to its unique chemical and physical properties. Spandex fiber is produced in a broad range of fine and heavy deniers and is sold on a private label basis and under brand names such as the Company's GLOSPAN(R) and CLEERSPAN(R), DuPont's Lycra(R) and Bayer's Dorlastan(R). Recent advances in fabric manufacturing technologies have facilitated the use of spandex fiber in an increasing number of apparel and non-apparel applications. Globe Holdings has benefited from this recent proliferation of spandex fiber applications due to its exclusive focus on elastomeric fibers, superior customer service, broad product line, strong market position and efficient manufacturing processes. See also Products section for details on the Company's impending sale of its Latex thread operation.

   The Company operates three manufacturing facilities, which are located in Fall River, Massachusetts, Tuscaloosa, Alabama and Gastonia, North Carolina. Since 1993, the Company has invested $114.9 million to increase manufacturing capacity, enhance productivity and shift its product mix to the faster growing, higher margin fine denier spandex fiber. During this period, the Company's annual fine denier spandex fiber production capacity increased from
2.6 million to 14.2 million pounds.

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

   Latex Thread

   The primary markets for extruded latex thread include men's hosiery, narrow fabrics and fused tapes. Fine gauges of latex thread are typically used in men's hosiery. Medium and heavy gauges are used in narrow fabrics and fused tapes. Fused tapes are used for face masks and insert elastics. The Company produces a heat resistant latex thread which resists degradation caused by repeated household laundry drying cycles. See also Products section for details on the Company's impending sale of its Latex thread operation.

Products

   The Company develops, manufactures and sells spandex and latex elastomeric fibers. The Company's products include fine denier spandex fiber (15 to 140 denier), heavier denier spandex fiber (184 to 5040 denier), and latex thread in a variety of gauges. Spandex fiber accounted for 86.5% of the Company's sales in 1999, and latex thread accounted for the remaining 13.5%.

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

   Latex Thread. The Company's first product was latex thread. Extruded latex thread, which is round, was developed in the 1940's to replace cut rubber thread, which was square and limited in size and usage. Finer gauge latex thread is used in men's hosiery and athletic socks. Mid-range gauges are typically used for narrow fabrics, such as waistbands, straps and insert elastics, and for specialty products and medical garments. Coarse gauge latex thread is also used for narrow fabrics and in specialty products. The Company has engineered various latex thread compound formulations in response to market needs for high-strength, chemical and heat resistance, and durability.

   In February 2000, the Company entered into an agreement with North American Rubber Thread Company to sell its Latex thread operation. The closing of the transaction is expected to take place during the second quarter of 2000, with the final selling price being subject to certain adjustments stated in the agreement. See additional disclosures in Note 13 to the Consolidated Financial Statements.

   The Company's products have historically been sold to a variety of customers in five end-markets: circular knits, hosiery, nonwovens, narrow fabrics and warp knits. In addition, the Company sells products to the stretch woven market for use in suiting fabrics and outerwear linings.

   Fine denier spandex fiber accounted for approximately 58.5% of the Company's total 1999 sales, up from 34.8% in 1995. Based on current market demand for products which utilize lightweight or high quality fabrics, the Company believes that fine denier products manufactured for the circular knit, warp knit and stretch woven markets will represent an increasing percentage of Globe's sales.

Customers

   The Company sells its products to a diverse customer base of intermediate and end-use manufacturers. Intermediate users of the Company's products, which include Unifi, Inc., C.K.M. Industries, Inc. and Worldtex, Inc., cover the elastomeric fibers with other materials, and then either sell them to another manufacturer or knit or weave them. The Company's end-use customers, which include Lexington Elastic (formerly Fruit of the Loom, Inc.), Sara Lee Hosiery, Hanes Menswear, Inc., and Kayser-Roth Corporation (manufacturer of No Nonsense pantyhose), produce finished goods from the elastomeric fibers supplied by the Company. Most of the Company's customers rely on sophisticated technologies and production techniques to manufacture products of which the Company's fibers are a significant value-added component. These customers typically operate high speed, high volume production lines. In order to run their production lines efficiently and avoid costly line stoppages, customers rely on the Company's ability to provide reliable, on time delivery of high quality products. A number of the Company's customers have selected Globe as a preferred supplier of elastomeric fiber.

   Globe markets its products to over 500 customers. The Company's top ten customers accounted for approximately 50.6% of 1999 sales, with sales to CKM Industries, Inc., a manufacturer of circular knit fabrics, accounting for 11.3% of 1999 sales and sales to Unifi, Inc., a manufacturer of covered yarns for men's and women's hosiery and for narrow fabrics, accounting for approximately 8.8% of 1999 sales. Export sales represented approximately 35.5% of the Company's total sales in 1999. See Note 1 to the Company's Consolidated Financial Statements for additional information. As is customary in the industry, the Company generally does not have long-term supply agreements with its customers.

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

Suppliers

   During 1999, raw materials represented 38.4% of the Company's total cost of sales and 25.6% of net sales. The primary raw materials used by the Company are polytetramethylene ether glycol, which the Company purchases from BASF, and polyester resin, which the Company purchases from two suppliers. These materials are used in a wide variety of products, and based on its experience, management believes that adequate quantities of these materials will be available from existing or alternative suppliers in the foreseeable future. The Company's ten largest suppliers accounted for approximately 94.0% of its total raw material purchases and 36.1% of its total cost of sales in 1999, with BASF, Polyurethane Specialties Corp. and Ennar Latex, Inc. accounting for 49.9%, 19.7% and 7.3% of such raw material purchases, respectively. The prices for the Company's raw materials have generally been stable over the past five years, although there can be no assurance that they will not fluctuate in the future.

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

   Latex Thread. The Company manufactures latex thread through a batch process which begins with the combination of latex (a natural rubber material) and various base chemicals. This compound is matured, heated and fed to extruders, where it is pumped through a series of filters and distributed separately out of a group of capillaries. These capillaries produce latex thread which is then moved through an acid bath reservoir before being washed, dried and cured. At the end of the extruder, the fibers are combined into ribbons of various counts depending on customer needs. The Company produces latex thread at its Fall River, Massachusetts facility, and currently has the capacity to produce 11.0 million pounds of latex thread annually. See also Products section for details on the Company's impending sale of its Latex thread operation.

Environmental, Health and Safety Matters

   The Company is subject to stringent environmental, health and safety requirements, including laws and regulations relating to air emissions, wastewater management, the handling and disposal of waste and the cleanup of properties affected by hazardous substances. The Company's management believes that its operations have been and are in substantial compliance with environmental, health and safety requirements, and that it has no liabilities arising under such requirements, that would have a material adverse effect on the Company's operations, financial condition or competitive position.

   During 1998 and 1999, respectively, the Company spent approximately $2.9 million and $2.7 million on environmental, health and safety compliance activities at its three operating locations. Amounts spent in 1998 include approximately $0.2 million spent in connection with the Company's efforts to resolve pending compliance issues relating to air emissions and wastewater discharges from the Company's Fall River, Massachusetts facility.

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

   In December 1996, the Company's management learned that the U.S. EPA and the U.S. Attorney's Office were conducting an investigation into whether the Company had engaged in criminal violations of environmental laws with respect to its Fall River, Massachusetts facility. The investigators have not informed the Company of the scope of their inquiry. The Company has provided certain information regarding its Fall River operations to the federal investigators and believes it has cooperated fully with their inquiry. The Company does not know whether the investigation is currently active. If the Company is charged with violations of environmental laws, it may be subject to substantial fines and other penalties. Based on the Company's discussions with the investigators and the results of the Company's internal investigation of this matter, the Company's management does not believe that the investigation will result in any monetary or other penalties that would have a material adverse effect on the Company's financial condition, results of operations or ability to meet its obligations under the Company's existing debt. The Company is entitled to indemnification from, among other items, any liabilities arising out of this investigation to the extent related to the activities of the Company prior to the Merger (as defined in Item 7 Liquidity and Capital Resources--The Transactions). This indemnity expires on December 31, 2001.

Employees

   As of March 25, 2000, the Company had approximately 768 employees. Of these, approximately 152 are salaried employees and 616 are hourly workers. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relationships with its employees are good.

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

Item 3. Legal Proceedings

   In April 1997 two domestic purchasers of extruded latex thread filed a complaint against a number of foreign manufacturers and distributors of such thread, including an Indonesian limited liability company in which Globe Holdings then owned a 40% interest (the "Joint Venture"). The complaint alleged an international conspiracy to restrain trade in, and fix prices of, the thread in the U.S. The Company was not named as a defendant in the case. The Joint Venture alleged in its motion to dismiss that not all parties to the conspiracy had been joined. There can be no assurance that the Company will not be named in the future. The Company is entitled to indemnification from, among other items, any liabilities arising out of any criminal or civil antitrust claims or investigations resulting from the above-described proceedings to the extent related to the Company's activities prior to the Merger (as discussed in Item 7). This indemnity expires on December 31, 2001.

   The U.S. Department of Commerce has imposed anti-dumping duties on Indonesian extruded latex producers. Additional duties have been levied on extruded latex thread imported from Indonesia as of March 1999. During 1998 and 1999, the Company purchased approximately $7.3 million and $1.7 million, respectively, of latex thread from the Joint Venture for resale in the North American market.

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

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

   As of March 25, 2000, the Company had outstanding an aggregate of 2,179,150 shares of Common Stock.

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

                                      Fiscal Year Ended December 31,
                               ------------------------------------------------
                                 1995      1996      1997      1998      1999
                               --------  --------  --------  --------  --------
                                          (dollars in thousands)
Statement of Income Data:
Net sales....................  $128,319  $152,603  $170,941  $171,093  $173,933
Cost of sales................    97,182   110,609   115,099   111,609   116,111
                               --------  --------  --------  --------  --------
  Gross margin...............    31,137    41,994    55,842    59,484    57,822
Selling, general and
 administrative expenses.....    18,515    21,705    24,381    23,656    25,878
Research and development
 costs.......................     2,260     2,533     2,633     4,263     3,748
                               --------  --------  --------  --------  --------
  Operating income...........    10,362    17,756    28,828    31,565    28,196
Other income (expenses):
Interest, net................    (6,030)   (5,285)   (3,968)  (14,154)  (32,179)
Transaction compensation
 expense.....................       --        --        --     (5,778)      --
Transaction commitment fee
 expense.....................       --        --        --     (1,000)      --
Loss in investment in joint
 venture (1).................      (643)      --        --        --        --
Other income, etc............       438       875       372       749       765
                               --------  --------  --------  --------  --------
  Income (loss) before income
   taxes and extraordinary
   income....................     4,127    13,346    25,232    11,382    (3,218)
Provision for income taxes...     1,718     4,784     8,383     3,956     3,193
                               --------  --------  --------  --------  --------
Income (loss) before
 extraordinary item..........     2,409     8,562    16,849     7,426    (6,411)
Loss from write-off of
 deferred financing cost, net
 (2).........................     1,294       --        301       187       --
                               --------  --------  --------  --------  --------
  Net income (loss)..........  $  1,115  $  8,562  $ 16,548  $  7,239  $ (6,411)
                               ========  ========  ========  ========  ========
Other Financial Data:
Gross margin %...............      24.3%     27.5%     32.7%     34.8%     33.2%
EBITDA (3)...................  $ 22,480  $ 28,960  $ 42,377  $ 43,563  $ 40,543
EBITDA margin % (4)..........      17.5%     19.0%     24.8%     25.5%     23.3%
Depreciation and
 amortization................  $ 10,688  $  9,676  $ 12,208  $ 14,429  $ 11,219
Capital expenditures.........  $  8,640  $  5,806  $ 17,151  $ 35,805  $ 11,174

                                                   December 31,
                                      ----------------------------------------
                                       1995   1996   1997     1998      1999
                                      ------ ------ ------- --------  --------
                                              (dollars in thousands)
Balance Sheet Data:
Cash................................. $3,143 $3,101 $ 1,947 $  1,439  $  3,564
Working capital (deficit)............  5,052  4,263  19,453   20,686  (274,859)
Working capital as adjusted (5)...... 20,747 17,250  27,518   30,581    37,679
Property, plant and equipment, net... 53,499 50,122  57,950   83,329    84,775
Total assets......................... 92,824 91,329 105,133  147,036   156,346
Total debt........................... 66,698 50,615  56,917  302,233   318,271
Redeemable cumulative preferred
 stock...............................  6,466  6,466     --       --        --
Stockholders' equity (deficit).......  5,563 13,594  31,109 (179,822) (186,233)

--------
(1) Represents the Company's share of the operating losses incurred by a joint venture in which the Company acquired a 40% interest in 1990. The Company accounted for its investment in the joint venture using the equity method of accounting.
(2) Reflects non-recurring charges related to the write-off of the unamortized balance of deferred financing costs in the year in which the related refinancing occurred. The amounts are shown net of applicable income tax.
(3) EBITDA represents income before interest expense (net), income taxes, depreciation and amortization, gain or loss on disposal of assets, noncash charges associated with net periodic postretirement benefit costs, noncash stock-based compensation, and deferred compensation and extraordinary, unusual, non-recurring charges consisting of (a) those referred to in footnotes (1) and (2) above, and (b) certain non-recurring legal expenses related to environmental matters of $454,000 in 1997 and $171,000 in 1998. EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt.
(4) EBITDA margin represents EBITDA as calculated in footnote (3) above as a percentage of net sales.
(5) Working capital as adjusted represents the difference between current assets less cash and current liabilities less the current portions of long term debt and long term capital leases and notes payable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of the Company's financial condition and results of operations is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements of the Company and related notes thereto included herein.

   During 1999 the spandex industry experienced increased pricing pressure due to capacity increases and continued oversupply of fabric in the apparel industry related to Asian economic difficulties that began in 1998. As a result of these factors, the Company's operating results in 1999 were not sufficient to meet certain financial covenants under its bank credit facility. The credit agreement was amended in January and October 1999 to reset certain covenants at levels the Company believed it could achieve. These covenants governed the Consolidated Leverage Ratio, the Consolidated Interest Coverage Ratio, and Minimum EBITDA. In addition, revolving loan borrowings were conditioned on meeting a specified Consolidated Leverage ratio. As part of these amendments, the interest rates payable on term loan and revolving loan borrowings was increased and the payment of the management fee due to Code, Hennessy & Simmons was conditioned on satisfaction of certain leverage tests, which were not met in 1999. As of December 31, 1999, the Company was not in compliance with the Capital Expenditures covenant in its bank credit agreement, and the Company expects that it will not be able to meet the Consolidated Interest Coverage Ratio, Consolidated Fixed Charge Coverage Ratio, Maximum Leverage Ratio, and Minimum EBITDA covenant in the bank credit agreement during 2000. To date, the lenders under the bank credit agreement have not accelerated the Company's debt under the credit agreement, and the Company is not in payment default. The lenders have agreed to enter into a forbearance agreement for the credit facility. The Company is negotiating to the specific terms of the forbearance agreement with its lenders. The Company expects that the forbearance agreement would last until May 31, 2000, and would preclude it from borrowing on its credit facility and require interest and fees to be paid monthly.

   As a result of the Company's default under its bank credit agreement, the Company's auditors have included a going concern paragraph in their audit opinion accompanying the 1999 financial statements. This "going concern" paragraph indicates that the Company's financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

   The following table sets forth for the periods indicated information derived from the consolidated statements of income expressed as a percentage of net sales. There can be no assurance that the trends in sales growth or operating results will continue in the future.

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
Net sales............................................   100.0%   100.0%   100.0%
Cost of sales........................................    67.3%    65.2%    66.8%
Gross margin.........................................    32.7%    34.8%    33.2%
Selling, general and administrative expenses.........    14.3%    13.8%    14.9%
Research and development expenses....................     1.5%     2.5%     2.1%
Operating income.....................................    16.9%    18.5%    16.2%

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Net sales of the Company for 1999 were $173.9 million and $171.1 million for 1998, representing an increase of 1.7%. An overall increase of 11.2% in fine denier spandex sales was the result of a 25.4% increase in units combined with an 11.3% decrease in price. Heavy denier spandex sales decreased by 7.0%, with both volume and price down from last year. Latex sales decreased by 13.9% with both volume and price down from last year. The overall downward trend in selling price in the fiber industry is related to several factors. The oversupply of fabric in the apparel industry, that was originally caused by the Asian economic crisis in 1998, continued to exist in 1999 and resulted in price pressure from apparel manufactures. In addition over the past several years the elastomeric fiber industry has increased production capacity of Spandex and such increase has out paced demand.

   Gross margin for 1999 decreased $1.7 million, or 2.8%, to $57.8 million from $59.5 million in 1998. The Company's gross margin as a percentage of net sales decreased to 33.2% in 1999 from 34.8% in 1998. The decrease in gross margin was primarily due to a decrease in pricing on fine denier spandex.

   Selling, general and administrative expenses for the Company in 1999 increased $2.2 million, or 9.4%, to $25.9 million from $23.7 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased to 14.9% in 1999 from 13.8% in 1998. The increase was primarily due to increases in wages and property taxes related to the expansion of its fine denier Spandex facility. Also, during 1998 the Company capitalized certain selling, general and administrative expenses related to the above expansion.

   Research and development expenses for the Company decreased $0.5 million, or 12.1%, to $3.7 million from $4.3 million in 1998. Research and development expenses for the Company as a percentage of net sales decreased to 2.1% in 1999 from 2.5% in 1998. The decrease is attributable to the Company refocusing and streamlining its research and development efforts. The Company has concentrated on projects that have a higher probability of success and will result in new advances in chemistry and process capability.

   Net interest expense for the Company in 1999 increased $18.0 million to $32.2 million from $14.2 million in 1998. The increase in interest expense was directly attributable to the recapitalization of the Company, which occurred in the second quarter of 1998.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Net sales of the Company for 1998 were $171.1 million, remaining consistent with 1997. An 8.5% increase in fine denier spandex sales was offset by a 20.6% decrease in latex fiber sales. Heavy denier spandex sales remained consistent with 1997. The current economic crisis in Asia, which has resulted in an influx of fiber, fabric and apparel into Europe from Asia, has had a negative impact on prices and the Company's sales in Europe. In addition, economic difficulties in Russia have resulted in reduced demand for the Company's products. Continued economic difficulties may precipitate further downturns in spandex fiber consumption in all of Globe's export markets.

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

 Liquidity and capital resources

   Cash provided by operating activities was $18.6 million in 1997, $22.2 million in 1998 and $3.7 million in 1999. The increase in cash provided by operating activities in 1998 was primarily due to increases in accrued expenses, depreciation and amortization, amortization of unearned compensation, accretion on discounted notes, and decreases in accounts receivable and prepaid expenses, partially offset by decreases in accounts payable, taxes payable, and an increase in inventory. The reduction in cash provided by operating activities in 1999 was due to an increase in accounts receivable offset by increases in accretion on discounted notes, deferred income taxes, accounts payable and decreases in inventories, prepaid taxes and prepaid expenses.

   The average days sales outstanding for accounts receivable was approximately 56, 57 and 82 days for the year ended 1997, 1998 and 1999, respectively. The increase in days sales outstanding is due to increases in foreign sales, which have a longer payment cycle than domestic sales as a result of longer shipping times and extended credit terms required by foreign competition. Foreign sales represented 30.9% and 35.5% of total sales for the year ended December 31, 1998 and 1999, respectively. Management has established a plan to reduce the average days sales outstanding during 2000.

   The Company's inventories increased from $13.8 million at December 31, 1997 to $18.4 million at December 31, 1998. This increase was primarily due to higher fine denier production capacity which out paced demand. The Company's inventories decreased from $18.4 million at December 31, 1998 to $17.8 million at December 31, 1999. The decrease can be attributed to the increase in unit sales volume of fine denier spandex over the prior year. For the year ended December 31, 1999 unit sales volume of fine denier spandex increased by 25.4% from the year ended December 31, 1998.

   The Company's accounts payable decreased from $7.4 million at December 31, 1997 to $6.0 million at December 31, 1998. The decrease was primarily due to the completion of the expansion project to increase fine denier spandex capacity. The Company's accounts payable increased from $6.0 million at December 31, 1998 to $6.3 million at December 31, 1999.

   The Company's note payable increased $8.8 million from $2.5 million at December 31, 1997 to $11.3 million at December 31, 1998. The increase was in connection with the recapitalization transaction. The Company's note payable increased $8.7 million from $11.3 million at December 31, 1998 to $20 million at December 31, 1999. The increase was primarily due to interest payments due on the senior subordinated notes and working capital needs.

   Capital expenditures, including capital leases, were $17.2 million in 1997, $35.8 million in 1998 and $11.1 million for 1999. Capital expenditures incurred during 1997 and 1998 consisted primarily of expenditures for the expansion of the Tuscaloosa facility and process improvements. Capital expenditures incurred during 1999 consisted primarily of expenditures for a new computerized information system. The Company estimates that based on anticipated levels of operations its capital expenditures will be approximately $7.0 million in each 2000 and 2001.

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

   The Senior Credit Facility consists of a $115.0 million term loan facility, which was fully drawn upon the consummation of the transactions described above, and a $50.0 million revolving loan facility, $25.9 million of which was outstanding at March 25, 2000. The revolving loan facility is available for general corporate and working capital purposes. As of December 31, 1999, the Company was not in compliance with its Senior Credit Facility. The lenders have agreed to enter into a forbearance agreement for the credit facility. The Company is negotiating to the specific terms of the forbearance agreement with its lenders. The Company expects that the forbearance agreement would last until May 31, 2000, and would preclude it from borrowing on its credit facility and require interest and bank fees to be paid monthly.

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

   The Company's operating results in 1999 were not sufficient to meet certain financial covenants under its bank credit facility. The credit agreement was amended in January and October 1999 to reset certain covenants at levels the Company believed it could achieve. These covenants governed the Consolidated Leverage Ratio, the Consolidated Interest Coverage Ratio, and Minimum EBITDA. In addition, revolving loan borrowings were conditioned on meeting a specified Consolidated Leverage ratio. As part of these amendments, the interest rates payable on term loan and revolving loan borrowings was increased and the payment of the management fee due to Code, Hennessy & Simmons was conditioned on satisfaction of certain leverage tests, which were not met in 1999. As of December 31, 1999, the Company was not in compliance with the Capital Expenditures covenant in its bank credit agreement, and the Company expects that it will not be able to meet the Consolidated Interest Coverage Ratio, Consolidated Fixed Charge Coverage Ratio, Maximum Leverage Ratio, and Minimum EBITDA covenant in the bank credit agreement during 2000. To date, the lenders under the bank credit agreement have not accelerated the Company's debt under the credit agreement, and the Company is not in payment default. The lenders have agreed to enter into a forbearance agreement for the credit facility. The Company is negotiating to the specific terms of the forbearance agreement with its lenders. The Company expects that the forbearance agreement would last until May 31, 2000, and would preclude it from borrowing on its credit facility and require interest and bank fees to be paid monthly. As a result of the Company's default under its bank credit agreement, the Company's auditors have included a going concern paragraph in their audit opinion accompanying the 1999 financial statements.

   As long as the lenders forbear from accelerating the Company's obligations under the bank credit facility, the Company expects that it would continue to operate in default for the near term. Acceleration of obligations under the bank credit facility would result in a default in the Company's $150 million 10% Senior Subordinated Notes due 2008 and the $29.7 million 14% Senior Discount Notes due 2009. The Company expects that it will be required to restructure its outstanding debt and financing arrangements, in any case. There can be no assurances the company will be able to restructure its debt, or of the terms on which any such restructuring may occur. The Company's senior subordinated debentures and senior discount notes could suffer substantial impairment in a restructuring.

Impact of the Year 2000 Issue

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   During the last several years, the Company has spent approximately $0.3 million to address issues related to the Y2K problem. All of these costs were expensed as incurred and were funded by cash flow from operations. In 1999, the Company installed a new computerized information system which was Y2K compliant and did not require any significant additional costs attributable to the Y2K issue. As of December 31, 1999, the Company had completed all aspects of its Y2K readiness program and, through March 25, 2000, the Company has not experienced any significant problems related to the Y2K issue.

Inflation

   The Company does not believe that inflation has had any material effect on the Company's business over the past three years.

Impact of New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("Statement 133"). Statement 133 is effective for years beginning after June 15, 2000. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management does not anticipate that the adoption of Statement 133 will have a material impact on its financial position or the results of its operations.

   This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (which do not apply to initial public offerings). Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "plans," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These forward-looking statements are subject to a number of risks and uncertainties, including, without limitation, those related to the Company's substantial leverage and debt service requirements, the Company's ability to restructure its debt, the Company's dependence on significant customers and on certain suppliers, the effects of competition on the Company, the risks related to environmental, health and safety laws and regulations, the Company's exposure to foreign sales risk and the cyclicality of the textile industry, and the other factors discussed in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

   The Company is exposed to market risk from changes in interest rates on its senior secured credit facility. The Company uses interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its variable rate long-term debt from floating to fixed rates. These agreements involve the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying principal amount. Interest rate differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to interest expense. At December 31, 1999 the notional amount of interest rate swaps outstanding was $25 million. A 10% increase in the interest rates on the Company's variable rate debt outstanding at December 31, 1999 would approximate 98 basis points. Such an increase in interest rates would increase the Company's interest expense by approximately $1.1 million.

   The Company periodically enters into forward contracts with a third party to sell Italian lire and Euro. Relative to foreign currency exposures existing at December 31, 1999, a 10% unfavorable movement in the Italian lire and the Euro rate would not significantly affect consolidated operating results, financial position or cash flows.

Item 8. Financial Statements

   See the attached Consolidated Financial Statements (pages F-1 through F-19)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   The executive officers and directors of the Company and Globe
Manufacturing, and their ages as of March 25, 2000 are set forth below:

   Name                      Age Position
   ----                      --- --------
   Thomas A. Rodgers, III..   54 Chairman
   Richard F. Heitmiller...   71 Vice-Chairman, Acting Chief Executive Officer, Director
   Horst Hesshaus..........   55 Vice President, Operations
   Lawrence R. Walsh.......   47 Vice President, Finance and Administration
   Robert L. Bailey........   62 Vice President, Sales and Marketing
   Robert F. Rebello.......   31 Vice President, Technical Operations
   William J. Girrier......   43 Assistant Vice President of Marketing
   Kevin T. Cardullo.......   40 Assistant Vice President of Finance and Accounting
   Andrew W. Code..........   41 Director
   Peter M. Gotsch.........   35 Director
   Edward M. Lhee..........   29 Director

   The present principal occupations and recent employment history of each of the executive officers and directors of the Company listed above are set forth below.

   Thomas A. Rodgers, Jr., co-founded the Company in 1945. He served as Chairman since 1945, and served as president from 1945 to 1992. On January 1, 2000, Thomas A. Rodgers, Jr. stepped down as Chairman and retired from the Company.

   Thomas A. Rodgers, III, was appointed Chairman on January 1, 2000. He served as President of the Company from 1992 to 1999. He served as the Executive Vice President and Chief Operating Officer of the Company from 1985 to 1992. Mr. Rodgers joined the Company in 1968. Mr. Rodgers has been a Director of the Company since 1972.

   Dr. Richard F. Heitmiller was appointed to Vice-Chairman, and Acting Chief Executive Officer on January 1, 2000. Dr. Heitmiller is an industry consultant who specializes in the elastomeric fiber, textile and chemical industries. Prior to forming his own consulting firm, Dr. Heitmiller was a Vice President of Arthur D. Little, Inc. He is a director of Wellman, Inc. a producer of fibers.

   Horst Hesshaus joined the Company in 1999 as the Company's Vice President of Operations. From 1997 to 1998 he served as Director of Knitting at Malden Mills. From 1994 to 1997 he served as Vice President of Operations at Carapace, a Subsidiary of Lohman.

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

   Robert F. Rebello was appointed to Vice President, Technical Operations on December 7, 1999. Mr. Rebello joined the Company in 1992 and has served as a Process Development Engineer, Process Development Manager, and Technical Director. From 1991 to 1992, he worked as a Technical Sales Representative for Exxon Company USA. Mr. Rebello has a BS in Chemical Engineering and an MBA from Northeastern University.

   William J. Girrier has been appointed to Assistant Vice President of Marketing in July 1999. Mr. Girrier has been with the Company since 1990 and has served as Marketing Manager and Director of Marketing and Business Development. From 1987 to 1990, he was an Associate Manager of The Robbins Group, a commercial real estate development company. From 1978 to 1987, he served as a Naval Officer in various command and staff positions at the Pentagon and onboard warships.

   Kevin T. Cardullo has been appointed to Assistant Vice President of Finance and Accounting in July 1999. From 1992 to 1999 Mr. Cardullo has served as the Company's Director of Finance and Accounting. He is a Certified Public Accountant, and worked as a Senior Manager with Ernst & Young from 1986 to 1992. Mr. Cardullo was with Coopers & Lybrand from 1983 to 1986.

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

Item 11. Executive Compensation.

   The following table summarizes the compensation paid by Globe Holdings and its subsidiaries to the Company's Chief Executive Officer and four other most highly compensated executive officers at December 31, 1999 (collectively, the "Named Executive Officers") for services rendered to the Company in 1999.

                          Summary Compensation Table

                                                             Long Term
                                   Annual Compensation      Compensation
                              ----------------------------- ------------
                                              Other Annual   Securities    All Other
Name and Principal            Salary  Bonus   Compensation   Underlying  Compensation
Position                 Year   ($)     ($)        (1)      Option/SARs       ($)
------------------       ---- ------- ------- ------------- ------------ -------------
Thomas A. Rodgers, Jr.
 (2).................... 1999     --      --          --          --         93,500
 Chairman                1998 514,237     --          --          --            --
                         1997 759,668   5,000         --          --        198,796

Thomas A. Rodgers, III
 (3).................... 1999 549,042     --          --          --         70,258
 President               1998 549,042 880,000   4,731,890         --         70,258
                         1997 549,042 197,000         --       11,250        70,158

Horst Hesshaus (4)...... 1999 106,510     --          --          --            --
 Vice President,
  Operations

Americo Reis (5)........ 1999 126,374     --          --          --        580,195
 Vice President,
 Operations              1998 211,982 440,000   1,051,290     2,246.5       579,795
 (Retired)               1997 211,982  72,500         --        3,750        79,371

Lawrence R. Walsh (6)... 1999 218,889     --          --          --         29,505
 Vice President, Finance 1998 218,889 440,000   1,081,290     2,246.5        29,505
 and Administration      1997 218,889  72,500         --        3,750        29,338

Robert L. Bailey (7).... 1999 200,000     --          --          --        328,677
 Vice President, Sales   1998 200,000 440,000   1,051,290     2,246.5       328,677
 and Marketing           1997 176,828  72,500         --        3,750        25,022

--------
(1) Other Annual Compensation reflects the difference between exercised price and fair market value of stock options.
(2) Thomas A. Rodgers, Jr. retired on January 1, 2000. All other compensation reflects payments for consulting services in 1999 and reimbursement of premiums for life insurance in 1997.
(3) All other compensation reflects reimbursement of premiums for life insurance and Company contributions under a 401(k) plan.
(4) Joined the Company in February 1999.
(5) Retired in July 1999. All other compensation reflects reimbursement of premiums for life insurance and Company contributions under a 401(k) plan.
(6) All other compensation reflects reimbursement of premiums for life insurance and Company contributions under a 401(k) plan.
(7) All other compensation reflects reimbursement of premiums for life insurance and Company contributions under a 401(k) plan.

   No options were granted in fiscal 1999 to the Named Executive Officers.

   The following table sets forth information with respect to all options exercised in fiscal 1999 and the year-end value of unexercised options held by the Named Executive Officers.

            Aggregated Option/SAR Exercises in Last Fiscal Year And
                       Fiscal Year-End Option/SAR Values

                                                       Number of
                                                      Securities
                                                      Underlying     Value of
                                                      Unexercised   Unexercised
                                                     Options/SARs  In-the-Money
                                                          at       Options/SARs
                                                      Fiscal Year    at Fiscal
                                                          End        Year-End
                                                     ------------- -------------
                            Shares Acquired  Value   Exercisable/  Exercisable/
                              on Exercise   Realized Unexercisable Unexercisable
Name                              (#)         ($)         (#)           ($)
----                        --------------- -------- ------------- -------------
Thomas A. Rodgers, Jr......       --          --           --/--          --
Thomas A. Rodgers, III.....       --          --           --/--          --
Horst Hesshaus.............       --          --           --/--          --
Americo Reis...............       --          --      2,246.5/--     $400,000
Lawrence R. Walsh..........       --          --      2,246.5/--     $400,000
Robert L. Bailey...........       --          --      2,246.5/--     $400,000

Pension Plans

   Globe maintains a Non-Qualified Pension Plan and a Deferred Compensation Plan, pursuant to which each of Thomas A. Rodgers, III, Lawrence R. Walsh and Robert L. Bailey (the "Participating Executives") will be entitled to receive certain payments upon retirement. Under the Non-Qualified Pension Plan, each of the Participating Executives will receive a lump sum distribution upon retirement at age 65. The amounts payable under the Non-Qualified Pension Plan were determined by the Company and its consultants to approximate 50% of estimated final compensation. Pursuant to the Deferred Compensation Plan, each Participating Executive is entitled to receive, beginning at his retirement at age 65, an annual distribution payable for the following 15 years. The following table shows the estimated annual benefits payable under the Non-Qualified Pension Plan and the Deferred Compensation Plan for each of the Participating Executives.

                                            Estimated Annual Benefit Upon
                                                 Retirement at Age 65
                                            ---------------------------------
                                                                  Deferred
                                             Non-Qualified      Compensation
Name                                         Pension Plan           Plan
----                                         -------------     --------------
Thomas A. Rodgers, Jr. (1).................   $           --     $          --
Thomas A. Rodgers, III.....................          $206,400           $90,000
Horst Hesshaus.............................   $           --     $          --
Americo Reis...............................   $        86,400    $       25,000
Lawrence R. Walsh..........................          $104,000           $15,000
Robert L. Bailey...........................   $        96,000           $20,000

--------
(1) Thomas A. Rodgers, Jr. does not participate in the Non-Qualified Pension Plan or the Deferred Compensation Plan.

Employment Agreements

   Each of Messrs. Thomas A. Rodgers, III, Lawrence R. Walsh and Robert L. Bailey are parties to an Employment Agreement with the Company dated as of December 31, 1997 (the "Employment Agreements"). The Employment Agreements were transferred to Globe Manufacturing pursuant to the Asset Drop Down. The Employment Agreements provide for annual base salaries for Messrs. Rodgers, Reis, Walsh and Bailey of at least $549,000, $219,000 and $200,000, respectively, and provide that such executives shall generally be entitled to participate in all bonus and benefit plans made available to executives. The Employment Agreements have a term of three years, but may be terminated earlier by the Company or the executive. If an executive's employment is terminated by the Company without Cause or by the executive with Good Reason (each as defined in the Employment Agreements), then the Company will be required to pay the executive his base salary through December 2000 and the maximum amount he would have been entitled to under the Company's incentive plans for the year in which the termination occurred, and will also be required to provide insurance benefits for three years from the date of termination, except to the extent the executive obtains comparable benefits from a subsequent employer.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth certain information as of March 25, 2000 regarding the beneficial ownership of the Company's capital stock by (i) each shareholder who beneficially owns more than 5% of the common stock of the Company, (ii) each director and Named Executive Officer of the Company and
(iii) all directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it or him as set forth opposite its or his name. Unless otherwise noted, the address for each director and executive officer of the Company is c/o the Company, 456 Bedford Street, Fall River, Massachusetts 02720.

                                             Common Stock      Preferred Stock
                                         -------------------- -----------------
                                                               Number
        Name of Beneficial Owner          Number (1)  Percent    (1)    Percent
        ------------------------          ----------  ------- --------- -------
Code, Hennessy & Simmons III, L.P. (2).. 1,649,155.26  75.7   22,022.55  75.7
Thomas A. Rodgers, Jr. (3)..............      166,244   7.6       2,220   7.6
Thomas A. Rodgers, III..................       89,862   4.1       1,200   4.1
Horst Hesshaus..........................          --    --          --    --
Americo Reis (4)........................       22,465   1.0         300   1.0
Lawrence R. Walsh (4)...................       22,465   1.0         300   1.0
Robert L. Bailey (4)....................       22,465   1.0         300   1.0
Robert Rebello..........................          --    --          --    --
Andrew W. Code (5)...................... 1,649,155.26  75.7   22,022.55  75.7
Peter M. Gotsch (5)..................... 1,649,155.26  75.7   22,022.55  75.7
Edward M. Lhee..........................     1,647.51     *          22     *
Brinson Partners, Inc. (6)(7)...........      224,655  10.3       3,000  10.3
Virginia Retirement System (7)..........      179,724   8.2       2,400   8.2
All executive officers and directors as
 a group
 (11 persons)........................... 1,808,059.77  80.5   24,144.55  80.5

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

Management Agreement

   In connection with the Recapitalization, Globe Manufacturing entered into a Management Agreement with CHS Management III, L.P. ("CHS Management"), an affiliate of Code Hennessy & Simmons LLC, pursuant to which CHS Management will provide financial and management consulting services to Globe Manufacturing and receive a quarterly fee of $250,000, payable in arrears only if certain leverage ratios under the Senior Credit Facility are met. In addition, pursuant to the Management Agreement Globe Manufacturing paid to CHS Management $3.0 million at the closing of the Transactions as compensation for services rendered by CHS Management to Globe Manufacturing in connection with the Transactions. The Management Agreement also provides that when and as Globe Manufacturing consummates the acquisition of other businesses, Globe Manufacturing will pay to CHS Management a fee equal to the greater of $250,000 and one percent of the acquisition price of each such business as compensation for services rendered by CHS Management to Globe Manufacturing in connection with the consummation of such acquisition. During 1999 and 1998 no management fee was required to be paid to CHS. The term of the Management Agreement is five years, subject to automatic renewal unless either CHS Management or Globe Manufacturing elects to terminate. Globe Manufacturing believes that the fees to be paid to CHS Management for the professional services to be rendered are at least as favorable to Globe Manufacturing as those which could be negotiated with an unrelated third party. Globe Manufacturing reimbursed CHS Management for expenses related to the Transactions and will reimburse CHS Management for expenses incurred in rendering services to the Company and Globe Manufacturing under the Management Agreement.

Securityholders Agreement

   In connection with the Recapitalization, the Company' shareholders entered into a Securityholders Agreement. This agreement provides, among other things, for the nomination of and voting for at least five directors of the Company by Globe Holdings' shareholders. The Securityholders Agreement also provides that

Code Hennessy & Simmons will be entitled to appoint all of the directors of the Company. The following individuals were designated by Code Hennessy & Simmons to serve as directors: Thomas A. Rodgers, Jr., Thomas A. Rodgers, III, Andrew W. Code, Peter M. Gotsch, Edward M. Lhee and Richard F. Heitmiller. Effective January 1, 2000 Thomas A. Rodgers Jr. resigned as a director.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   The following documents are filed as part of this report:

    (a) (1) The consolidated financial statements included in Item 8 hereof and set forth on pages F-1 through F-19.

      (2) Financial Statement Schedules: Schedule I (Condensed Financial Information of Registrant) and Schedule II (Valuation and Qualifying Accounts). Schedules other than those listed above are omitted because they are not required or are not applicable.

      (3) The exhibits listed in the Index to the Exhibits

    (b) Reports on Form 8-K.

   None.

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

     10.10       Form of First Amendment and Waiver dated as of January
                 28, 1999 to the Credit Agreement.

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

     10.13*+     Form of Amended and Restated Performance Option
                 Agreement by and between the Company and each of Messrs.
                 Walsh, Reis, and Bailey.

     10.14*+     Globe Holdings Management Incentive Plan.

     10.15*+     Consulting Agreement dated as of July 31, 1998 between
                 Globe Manufacturing and Thomas A. Rodgers, Jr.

     10.16**     Form of Second Amendment dated as of May 24, 1999 to the
                 Credit Agreement.

     10.17**     Form of Third Amendment and Waiver dated as of October
                 20, 1999 to the Credit Agreement.

     21.1*       Subsidiaries of the Company.

     27.1        Financial Data Schedule

--------
   * Incorporated by reference to Registration Statement on Form S-4 (File number 333-64669)
  ** Incorporated by reference to the quarterly report on Form 10-Q of Globe
     Holdings Corp. filed on November 15, 1999.
+ Management contract or compensatory plan required to be filed by Item 601 of Regulation S-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2000.

                                          Globe Holdings, Inc.

                                               /s/ Richard F. Heitmiller
                                          By___________________________________
                                                   Richard F. Heitmiller
                                                      Vice-Chairman,
                                              Acting Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 14, 2000.

                 Signature                                     Title
                 ---------                                     -----


          Thomas A. Rodgers, III            Chairman
___________________________________________
          Thomas A. Rodgers, III

       /s/ Richard F. Heitmiller            Vice-Chairman, Acting Chief Executive
___________________________________________   Officer
           Richard F. Heitmiller              and Director

         /s/ Lawrence R. Walsh              Vice President, Finance and Administration
___________________________________________   (Principal Financial Officer)
             Lawrence R. Walsh

         /s/ Kevin T. Cardullo              Assistant Vice President of Finance and
___________________________________________   Accounting (Principal Accounting Officer)
             Kevin T. Cardullo
              Andrew W. Code                Director
___________________________________________
              Andrew W. Code

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

                              GLOBE HOLDINGS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1999, 1998 and 1997

                                    Contents

Report of Independent Auditors.............................................. F-2

Consolidated Balance Sheets................................................. F-3

Consolidated Statements of Operations....................................... F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)........ F-5

Consolidated Statements of Cash Flows....................................... F-6

Notes to Consolidated Financial Statements.................................. F-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Globe Holdings, Inc.

   We have audited the accompanying consolidated balance sheets of Globe Holdings, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globe Holdings, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   The accompanying financial statements have been prepared assuming that Globe Holdings, Inc. will continue as a going concern. As more fully described in Note 2, the Company has not complied, and is not expected to be able to comply in the future, with certain covenants of loan agreements and has a working capital deficiency. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          Ernst & Young LLP

Providence, Rhode Island
March 17, 2000, except for
Note 2, as to which the
date is April 5, 2000

                              GLOBE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                   December 31
                                                               --------------------
                                                                 1998       1999
                                                               ---------  ---------
ASSETS
------
Current assets:
 Cash and cash equivalents.................................... $   1,439  $   3,564
 Accounts receivable, net of allowance for doubtful accounts of $2,736 and $3,482 at December 31, 1998 and 1999,
  respectively................................................    22,510     37,136
 Inventories (Note 3).........................................    18,380     17,791
 Prepaid expenses and other assets............................       439        251
 Prepaid taxes................................................     5,321      2,303
 Deferred income taxes (Note 9)...............................     3,092        --
                                                               ---------  ---------
   Total current assets.......................................    51,181     61,045

Property, plant and equipment (Note 1):
 Land and land improvements...................................       942        942
 Buildings and building improvements..........................    43,256     44,329
 Manufacturing equipment......................................   103,234    111,689
 Furniture and equipment......................................     2,166      7,092
 Autos and trucks.............................................       319        319
 Construction in progress.....................................     7,519      4,239
                                                               ---------  ---------
                                                                 157,436    168,610
Less accumulated depreciation and amortization................   (74,107)   (83,836)
                                                               ---------  ---------
Net property, plant and equipment.............................    83,329     84,774

Deferred income taxes (Note 9)................................     1,297        --
Cash surrender value of life insurance........................     1,076        913
Deferred financing costs, net of amortization of $638 and
 $2,128 at December 31, 1998 and 1999, respectively (Note 4)..    10,153      9,613
                                                               ---------  ---------
   Total assets............................................... $ 147,036  $ 156,345
                                                               =========  =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
 Accounts payable............................................. $   6,012  $   6,278
 Accrued expenses:
   Workers' compensation insurance (Note 10)..................       929        505
   Interest...................................................     7,773      8,029
   Other......................................................     4,047      4,990
 Lease obligations due within one year (Note 5)...............        34      1,364
 Note payable (Note 4)........................................    11,300     20,000
 Long-term debt obligations due within one year (Note 4)......       --     115,000
 Senior subordinated notes....................................       --     150,000
 Senior discount notes........................................       --      29,738
                                                               ---------  ---------
     Total current liabilities................................    30,095    335,904
Other long-term liability.....................................     1,774        --
Long-term debt (Note 4).......................................   115,000        --
Senior Subordinated Notes.....................................   150,000        --
Senior Discount Notes.........................................    25,855        --
Long-term lease obligation (Note 5)...........................        44      2,169
Other long-term post retirement liability (Note 8)............     4,090      4,505
Stockholders' deficit (Note 6):
 Preferred stock, Class A, $.01 par value; 40,000 shares
  authorized..................................................       --         --
 Common stock, Class A, voting, $.01 par value; 5,000,000
  shares authorized...........................................        22         22
 Paid-in capital..............................................    44,017     44,017
 Retained deficit.............................................  (223,861)  (230,272)
                                                               ---------  ---------
     Total stockholders' deficit..............................  (179,822)  (186,233)
                                                               ---------  ---------
     Total liabilities and stockholders' deficit.............. $ 147,036  $ 156,345
                                                               =========  =========

                            See accompanying notes.

                              GLOBE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                    Year ended December 31
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Net sales........................................ $170,941  $171,093  $173,933
Cost of sales....................................  115,099   111,609   116,111
                                                  --------  --------  --------
Gross margin.....................................   55,842    59,484    57,822
Selling, general and administrative expenses.....   24,381    23,656    25,878
Research and development expenses................    2,633     4,263     3,748
                                                  --------  --------  --------
Operating income.................................   28,828    31,565    28,196
Other income (expense):
  Interest, net..................................   (3,968)  (14,154)  (32,179)
  Transaction compensation expense...............      --     (5,778)     --
  Transaction commitment fee expense.............      --     (1,000)     --
  Other income, net..............................      372       749       765
                                                  --------  --------  --------
Income (loss) before income taxes and
 extraordinary item..............................   25,232    11,382    (3,218)
Provision for income taxes (Note 9)..............    8,383     3,956     3,193
                                                  --------  --------  --------
Income (loss) before extraordinary item..........   16,849     7,426    (6,411)
Extraordinary item (Note 4):
  Loss from write-off of deferred financing cost,
   net of tax benefit of $177 and $112 in 1997
   and 1998, respectively........................      301       187       --
                                                  --------  --------  --------
    Net income (loss)............................ $ 16,548  $  7,239   $(6,411)
                                                  ========  ========  ========


                            See accompanying notes.

                             GLOBE HOLDINGS, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   (dollars in thousands, except share data)

                             Shares Outstanding
                  -------------------------------------------
                              Common                                  Common                            Retained
                  --------------------------------  Preferred ----------------------- Preferred Paid-in Earnings
                   Class A   Class B     Class C      Stock   Class A Class B Class C   Stock   Capital (Deficit)
                  ---------  --------  -----------  --------- ------- ------- ------- --------- ------- ---------
Balances,
December 31,
1996............    100,000   931,404                           $ 2    $  16                    $ 5,700 $  41,744
Redemption of
Series A
Cumulative
Preferred
Stock...........                                                                                           (1,534)
Dividends.......                                                                                             (290)
Unearned
compensation
relating to the
grant of stock
options.........                                                                                  5,085
Amortization of
unearned
compensation....
Net income......                                                                                           16,548
                  ---------  --------  -----------   ------     ---    -----   -----    -----   ------- ---------
Balances,
December 31,
1997............    100,000   931,404                             2       16                     10,785    56,468
Net effect of
recapitalization
transaction.....   (100,000) (931,404)   2,179,150   29,100      (2)     (16)  $  22      --     32,895  (287,568)
Conversion of
Class C shares
to Class A
shares..........  2,179,150             (2,179,150)              22              (22)
Tax effect of
deferred
compensation....                                                                                    337
Net income......                                                                                            7,239
                  ---------  --------  -----------   ------     ---    -----   -----    -----   ------- ---------
Balances,
December 31,
1998............  2,179,150       --           --    29,100      22      --      --       --     44,017  (223,861)
Net loss........                                                                                           (6,411)
                  ---------  --------  -----------   ------     ---    -----   -----    -----   ------- ---------
Balances,
December 31,
1999............  2,179,150       --           --    29,100     $22    $ --    $ --     $ --    $44,017 $(230,272)
                  =========  ========  ===========   ======     ===    =====   =====    =====   ======= =========
                   Treasury Stock
                  ------------------
                    Common Stock                       Total
                  ------------------   Unearned    Stockholders'
                  Class A  Class B   Compensation Equity (Deficit)
                  -------- --------- ------------ ----------------
Balances,
December 31,
1996............  $(4,187) $(28,657)   $(1,024)      $  13,594
Redemption of
Series A
Cumulative
Preferred
Stock...........                                        (1,534)
Dividends.......                                          (290)
Unearned
compensation
relating to the
grant of stock
options.........                        (5,085)            --
Amortization of
unearned
compensation....                         2,791           2,791
Net income......                                        16,548
                  -------- --------- ------------ ----------------
Balances,
December 31,
1997............   (4,187)  (28,657)    (3,318)         31,109
Net effect of
recapitalization
transaction.....    4,187    28,657      3,318        (218,507)
Conversion of
Class C shares
to Class A
shares..........                                           --
Tax effect of
deferred
compensation....                                           337
Net income......                                         7,239
                  -------- --------- ------------ ----------------
Balances,
December 31,
1998............      --        --         --         (179,822)
Net loss........                                        (6,411)
                  -------- --------- ------------ ----------------
Balances,
December 31,
1999............  $   --   $    --     $   --        $(186,233)
                  ======== ========= ============ ================

                            See accompanying notes.

                              GLOBE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                    Year ended December 31
                                                  -----------------------------
                                                    1997      1998       1999
                                                  --------  ---------  --------
Operating Activities
Net income (loss)...............................  $ 16,548  $   7,239  $ (6,411)
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization..................     9,417     11,111    11,219
 Amortization of unearned compensation..........     2,791      3,318       --
 Accretion on discounted note...................       --       1,473     3,883
 Extraordinary charge--write-off of deferred
  finance cost..................................       478        299       --
 Provision for losses on accounts receivable....       691      1,393     1,116
 Deferred income tax provision (benefit)........    (2,455)       882     4,389
 Other post-retirement benefits charge..........       515        600       415
 Increase (decrease) in cash from changes in
  assets and liabilities:
 Accounts receivable............................    (5,821)       263   (15,701)
 Inventories....................................    (1,952)    (4,616)      589
 Prepaid expenses and other assets..............       (38)        45       188
 Refundable income taxes........................       --      (4,983)      --
 Accounts payable...............................       263     (1,428)      266
 Accrued expenses...............................      (357)     7,922       734
 Taxes (payable) receivable.....................    (1,178)    (1,028)    3,018
 Other long-term postretirement liability.......      (274)      (272)      --
                                                  --------  ---------  --------
Net cash provided by operating activities.......    18,628     22,218     3,705
Investing Activities
Capital expenditures............................   (17,101)   (33,968)   (8,757)
Note receivable collected from (issued to)
 stockholders...................................       (15)       278       --
                                                  --------  ---------  --------
Net cash used in investing activities...........   (17,116)   (33,690)   (8,757)
Financing Activities
Net change in note payable......................      (275)     8,825     8,700
Borrowing on long-term debt.....................    15,000    119,400       --
Deferred financing costs........................      (403)   (10,791)     (950)
Principal payments on long-term debt............    (8,375)   (58,775)      --
Principal payments on capital lease obligation..       (97)       (52)     (736)
Issuance of senior subordinated notes...........       --     150,000       --
Issuance of common stock........................       --      14,353       --
Issuance of senior discount notes...............       --      25,000       --
Issuance of preferred stock.....................       --      21,530       --
Distribution to Company stockholders for
 recapitalization...............................       --    (258,327)      --
Redemption of preferred stock...................    (8,000)       --        --
Cash surrender value of life insurance .........       596       (149)      163
Payment of dividends............................    (1,112)       (50)      --
                                                  --------  ---------  --------
Net cash provided by (used in) financing
 activities.....................................    (2,666)    10,964     7,177
                                                  --------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents....................................    (1,154)      (508)    2,125
Cash and cash equivalents at beginning of year..     3,101      1,947     1,439
                                                  --------  ---------  --------
Cash and cash equivalents at end of year........  $  1,947  $   1,439  $  3,564
                                                  ========  =========  ========
Supplemental schedule of cash flow information:
 Noncash investing activities:
  Equipment acquired under capital leases.......  $     50  $   1,837  $  2,417
                                                  ========  =========  ========

                              See accompanying notes.

                             GLOBE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1998 and 1999
                 (dollars in thousands, except per share data)

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

 Risks and Uncertainties

   Concentration of Credit Risk

   The company performs credit evaluations on all new customers and requires collateral in certain circumstances. Sales to one customer represented 9%, 9%, and 11% respectively, of total sales for the year ended December 31, 1997, 1998, and 1999. Also, for the years ended December 31, 1997, 1998, and 1999, sales to five customers totaled 36%, 34%, and 39%, respectively.

   At December 31, 1998 and 1999, 54% and 58%, respectively, of total receivables were from foreign customers. Balances owed from one customer totaled 8% and 15%, respectively, of total receivables at December 31, 1998 and 1999. Also at December 31, 1998 and 1999, 39% and 47% respectively, of total receivables was from five customers. Of these five customers, three are foreign, which represent 26% and 30% of the total receivables balance at December 31, 1998 and 1999, respectively.

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

 Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Depreciation is provided using both accelerated and straight line methods over estimated useful lives of the assets, which range from 3 to 39.5 years. For the years ended December 31, 1997, 1998 and 1999, the Company recorded depreciation expense of $9,322, $10,426, and $9,729, respectively. The Company capitalizes direct materials, labor and certain overhead costs for self-constructed assets. In 1997, 1998, and 1999, the Company capitalized interest costs of $506, $1,194 and $839, respectively. Total interest costs in 1997, 1998 and 1999 amounted to $4,573, $15,348, and $33,018, respectively.

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

 Income Taxes

   The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws that are in effect for the period when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with the realization of such assets.

 Fair Value of Financial Instruments

   The carrying amounts of accounts receivable, accounts payable, long-term debt, notes payable, interest rate swap agreements and other current and long-term liabilities approximate their respective fair values.

 Interest Rate Swap Agreements

   The differential to be paid or received on interest rate swap agreements is accrued as an interest rate charge and is recognized over the life of the agreements (see Note 4).

                             GLOBE HOLDINGS, INC.

 Foreign Currency Exchange Contracts

   Foreign currency exchange contracts are used to minimize exposure on certain foreign currency denominated assets. Gains and losses from currency rate changes on these contracts are recorded currently in income and generally offset gains and losses on the foreign currency denominated assets (see Note
4).

 Research and Development Costs

   The Company expenses research and development costs as incurred.

 New Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities (Statement 133). Statement 133 is effective for years beginning after June 15, 2000. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management does not anticipate that the adoption of Statement 133 will have a material impact on the Company's financial position or the results of its operations.

2. Going Concern

   In response to lower than expected earnings in 1999, the Company and its lenders amended certain covenant requirements under its various credit agreements. Specifically, as of January 28, 1999, the Senior Credit Facility was amended such that i) certain leverage ratio tests were waived and certain covenants were amended, ii) the interest rates on both term loans and revolving loans were increased and iii) the management fee due to CHS may only be paid if certain leverage tests are met. Additionally, the Company received a waiver on the capital expenditures covenant requirements from 1998. On October 20, 1999, the Senior Credit Facility was again amended such that i) the revolving loan permitted borrowings were limited by the Company's leverage ratio, ii) the interest rates on both term loans and the revolving loan were increased and iii) certain covenant ratio requirements were amended.

   At December 31, 1999, the Company was in violation of the capital expenditures covenant which has not been waived. Accordingly, the Company has been in default of its credit agreement since December 31, 1999. Additionally, the Company is expecting to be in default of various covenant requirements throughout 2000 based on the Company's current forecast and existing covenant requirements. Accordingly, the Company's debt has been classified as short-term.

   On April 5, 2000, the Company was notified by its senior lenders that they intended to issue a 60-day forbearance notice (subject to final documentation) indicating that the creditors will not exercise their right to call the debt until May 31, 2000. As a result of these violations the Company has no availability under its revolving loan under the Credit Agreement. The Company is exploring various alternatives to restructure its indebtedness. As of April 5, 2000, the Company has $5.4 million of cash on hand and has been meeting its normal cash needs. In addition, management expects the Company to generate sufficient cash to meet its cash requirements in 2000 by reducing accounts receivable and inventory levels, as well as by enforcing strict cash management procedures. The Company believes that the refinancing of its capital and debt structure in 2000, the availability of adequate liquidity throughout the year, as well as any possible future lenders, and finalizing and complying with the terms of the forbearance agreement will be necessary for the Company to continue as a going concern. However, it is not possible to predict whether any such arrangements could be obtained or negotiated or of the terms there of.

                             GLOBE HOLDINGS, INC.

   The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Inventories

   At December 31, 1998 and 1999, inventories totaling approximately $6,530 and $7,711 (at their FIFO value), respectively, were valued using the LIFO method. Had the FIFO method of inventory valuation been used, inventories and income before taxes would have increased (decreased) by approximately $1,247 and $98 in 1997; $808 and $(439) in 1998 and $436 and $(372) in 1999.

   Inventories consist of the following:

                                                                 December 31
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
      Raw materials........................................... $ 2,688  $ 3,282
      Finished goods..........................................  16,500   14,945
                                                               -------  -------
                                                                19,188   18,227
      Less LIFO reserve.......................................    (808)    (436)
                                                               -------  -------
                                                               $18,380  $17,791
                                                               =======  =======

4. Debt

   Long-term debt consists of the following:

                                                                 December 31
                                                               ----------------
                                                                 1998    1999
                                                               -------- -------
Term Loan A, principal due in variable semi-annual
 installments through 2005; variable interest rates based on the base rate (9.07%-9.57% at December 31, 1999) (See (a)
 below)....................................................... $ 60,000 $60,000
Term Loan B, principal due in variable semi-annual
 installments through 2006; variable interest rates based on the base rate (9.57%-10.07% at December 31, 1999) (See (a)
 below).......................................................   55,000  55,000
Senior Subordinated Notes, due 2008; interest at 10%..........  150,000 150,000
Senior Discount Notes, due 2009; semiannual cash interest
 payments at 14% beginning February 2004 (See (b) below)......   25,855  29,738
                                                               -------- -------
                                                                290,855 294,738
Less current maturities.......................................      --  294,738
                                                               -------- -------
                                                               $290,855 $   --
                                                               ======== =======

--------
(a) In connection with the Recapitalization Transaction, the Company entered into a new Senior Credit Facility (the Credit Facility) that provided for two term loans to the Company in the amount of $60,000 and $55,000 (Term Loan A and Term Loan B, respectively), as well as a revolver for up to $50,000 (subject to certain leverage requirements). The Credit Facility allows for letters of credit to the extent of the unused portion of the working capital facility. At December 31, 1999 the Company had $2,000 outstanding under letters of credit. Of the $2,000 outstanding under letters of credit, $1,000 is to secure the Company's workers' compensation self insurance program (see Note 10), and $1,000 is to secure a lease obligation (see Note 5).

                             GLOBE HOLDINGS, INC.

  Borrowings under Term Loan A and B bear interest at either the bank's prime rate plus a margin of 2.25% and 2.75%, respectively, or the applicable Eurodollar rate plus a margin of 3.25% and 3.75%, respectively.
  The Credit Facility contains certain covenants that limit the ability of the Company to incur additional debt, issue capital stock, and pay dividends. The Credit Facility also requires the maintenance of a minimum interest coverage ratio, fixed charge coverage ratio, and maximum leverage ratio, as defined in the Agreement. All of the Company's assets are pledged under the Credit Facility.
  The Company is a holding company with no assets other than its investment in the stock of Globe Manufacturing. The Senior Discount Notes are direct obligations of Globe Holdings; all other obligations are those of its wholly-owned subsidiaries. Globe Manufacturing's debt agreements contain significant restrictions on distributions and making of loans by Globe Manufacturing to the Company.
(b) On August 6, 1998, the Company issued and sold 49,086 units (the "Units"), each consisting of one 14% Senior Discount Note due 2009 (the "Notes") and one warrant (a "Warrant") to purchase 1.4155 shares of Class A Common Stock of the Company. Each warrant may be exercised until August 1, 2009 and the exercise price for each warrant is $.01 per share. The aggregate purchase price of the Units was $25,000 and the net proceeds to the Company were $24,562 after deducting underwriting discounts and commissions and other expenses payable by the Company. The proceeds of these Units were used to repay a $25,000 loan made by CHS to the Company pursuant to the recapitalization transaction.

      14% Senior Discount Notes, due 2009.............................. $49,086
      Less: Discount on Notes (to reflect 14.5% interest rate).........  19,348
                                                                        -------
                                                                        $29,738
                                                                        =======

   Cash paid for interest, net of amounts capitalized amounted to $4,192, $4,344, and $27,301 in 1997,1998, and 1999, respectively.

   In connection with various financing transactions, unamortized financing costs of $478 and $299, relating to the previous debt agreements, was charged to expense (net of tax) as an extraordinary item in 1997 and 1998, respectively.

   The Company uses interest-rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest-rate changes on future income. At December 31, 1999, the Company had outstanding interest rate swap agreements with a commercial bank, having a total notional principal amount of $25 million. These agreements effectively change the Company's interest rate exposure on $25 million of its variable rate term notes to a fixed rate of 5.98%. The interest rate swap agreements in effect at December 31, 1999 mature on March 31, 2000. The Company is obligated to maintain such agreements during the first two years that the term note is outstanding. While the Company is exposed to credit loss for the periodic settlement of amounts due under the agreement in the event of nonperformance by the counter-party, the Company does not anticipate nonperformance by this party.

   From time to time, the Company enters into foreign currency exchange contracts to reduce the exposure associated with certain foreign currency transactions. These contracts generally have maturities of twelve months or less, and are regularly renewed to provide continuing coverage throughout the year. The Company does not engage in currency speculation. Foreign exchange gains and losses included in income have not been material.

   The amount of outstanding foreign exchange contracts was approximately $7,677 and $2,169 at December 31, 1999 and 1998, respectively.

   The priority, with regard to the right of payment on the Company's debt is that the Notes are subordinate to the Senior Subordinated Notes. Furthermore, the Senior Subordinated Notes are subordinate to the Credit

                             GLOBE HOLDINGS, INC.

Facility. There is no priority established for the three components (Term Loan A, Term Loan B and Revolver) of the Credit Facility.

5. Lease Commitments

   The Company leases certain assets under capital leases. At December 31, 1998 and 1999, leased assets with a cost of approximately $429 and $4,620, respectively, have been included in property, plant and equipment. Accumulated amortization of assets under capital leases was approximately $343 and $623 at December 31, 1998 and 1999, respectively. Future minimum lease payments relating to the equipment under the capital leases are $1,655, $1,633, and $710 for the years 2000, 2001, and 2002, respectively. Interest imputed in these future minimum lease payments amounted to $465 at December 31, 1999.

   At December 31, 1999 the Company had outstanding letters of credit of $1,000 to secure the Company's lease obligation.

6. Stockholders' Equity

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

Preferred Stock

   The liquidation value of any share of preferred stock is $1,000 per share, subject to adjustment for stock splits, stock dividends and similar transactions. The Preferred Stock accrues a dividend at a rate of 14% per annum, compounded annually, on the sum of the liquidation value plus accumulated and unpaid dividends, is not currently subject to mandatory or optional redemption, and is not convertible into any other class of capital stock of the Company. As of December 31, 1998, and 1999 the amount of dividends in arrears aggregated $1,698, and $6,010, respectively.

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

                             GLOBE HOLDINGS, INC.

   The following table presents the activity under the Plan for the years ended December 31, as follows:

                                  1997                   1998                   1999
                         ---------------------- ---------------------- ----------------------
                                    Weighted               Weighted               Weighted
                                    Average                Average                Average
                                   Per Share              Per Share              Per Share
                                 Exercise Price         Exercise Price         Exercise Price
                         Options      (1)       Options      (1)       Options      (1)
                         ------- -------------- ------- -------------- ------- --------------
Outstanding at January
 1...................... 22,500      $3.00      45,000      $3.00       6,739      $3.00
Granted................. 22,500       3.00           0          0           0          0
Exercised...............      0          0      38,261       3.00           0          0
                         ------      -----      ------      -----       -----      -----
Outstanding at December
 31..................... 45,000      $3.00       6,739      $3.00       6,739      $3.00
                         ======      =====      ======      =====       =====      =====
Options exercisable at
 December 31............ 22,500      $3.00       6,739      $3.00       6,739      $3.00
                         ======      =====      ======      =====       =====      =====

--------
(1) All options were granted at an exercise price of $30 per option; however, in connection with the recapitalization transaction, the Plan was amended as of July 31, 1998. The new performance option agreement provides for the holder of an option the right to purchase ten shares of the Company's Class A Common Stock and .13354106 shares of the Company's Class A Preferred Stock. The table presented above has been retroactively restated to reflect this change.

   In connection with the grant of performance options, the Company recorded a total of $5,085 of unearned compensation in 1997 of which $2,791 was earned and recognized as compensation expense in 1997. Approximately $3,318 was earned and recognized as transaction compensation expense in 1998. Options that did not vest in the years 1994 and 1995 were vested in 1997 since cumulative five-year performance measurements were achieved for the option granted in 1993.

   The weighted average remaining contractual life of options outstanding at December 31, 1999, is eight years.

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Had compensation expense for options granted in 1997 under the Plan been determined based on the fair value at the grant date, pro forma net income would not have differed materially from reported amounts. Since the options granted under the Plan did not vest during 1997 and 1999, there was no impact on the determination of consolidated net income during these years. During 1998, the pro forma effect of recognizing the fair value of the options which vested in 1998 was to reduce net income by $167.

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

                             GLOBE HOLDINGS, INC.

Stock Reserved

   As of December 31, 1999, a total of 69,481 shares of Class A Common Stock are reserved for issuance under the outstanding warrant arrangements.

7. Commitments and Contingencies

   The Company is a party to an agreement with a utility company, under the terms of which, the Company is obligated to purchase power generated from a co-generation power plant through 2006. The Company receives a portion of the savings generated by the plant and profits on excess supply generated. The co-generation power plant began operations in January 1991. Currently the Company is attempting to terminate this agreement. As a result the utility company has filed suit, however, the suit is in the discovery stages. Accordingly no determination regarding the outcome of this suit can be made at this time.

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

   As part of the recapitalization, the Company is obligated to pay to CHS a quarterly fee of $250 for financial and management consulting services. This fee is payable in arrears only if certain leverage ratios under the Senior Credit Facility are met. During 1998 and 1999 the Company did not meet the leverage ratio criteria. Accordingly, no management fee was required to be paid to CHS.

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

                             GLOBE HOLDINGS, INC.

   The following is an analysis of the change in benefit obligation, change in Plan assets, funded status and components of net periodic pension benefit cost as of December 31:

                                                                    Pension
                                                                   Benefits
                                                                 --------------
                                                                  1998    1999
                                                                 ------  ------
Change in Benefit Obligation:
  Benefit obligation at beginning of year....................... $6,591  $7,386
  Service cost..................................................    186     355
  Interest cost.................................................    264     442
  Actuarial (gain) loss.........................................    549    (435)
  Benefits paid.................................................   (204)   (149)
  Effect of distributions (1)...................................    --   (1,050)
                                                                 ------  ------
  Benefit obligation at end of year............................. $7,386  $6,549
                                                                 ======  ======

Change in Plan Assets
  Fair value of plan assets at beginning of year................ $6,679  $7,476
  Actual return on plan assets..................................  1,001   1,252
  Employer contribution.........................................    --        2
  Benefits paid.................................................   (204)   (149)
  Effect of distributions (1)...................................    --   (1,001)
                                                                 ------  ------
  Fair value of plan assets at end of year...................... $7,476  $7,580
                                                                 ======  ======

Funded status................................................... $   90  $1,031
Unrecognized transition amount..................................     36      11
Unrecognized net actuarial gain.................................   (185) (1,022)
Unrecognized prior service cost.................................    176     138
                                                                 ------  ------
Prepaid pension cost............................................ $  117  $  158
                                                                 ======  ======

--------
(1) During 1999, 26 eligible plan participants elected to receive full distribution payments as permitted under the Company's pension plans.

                                                                  Pension
                                                                  Benefits
                                                               ----------------
                                                               1997  1998  1999
                                                               ----  ----  ----
      Components of net periodic pension benefit cost
      Service cost............................................ $303  $320  $355
      Interest cost on PBO....................................  478   453   442
      Actual return on assets................................. (454) (554) (543)
      Amortization transition amount..........................   22    64    23
      Amortization of prior service cost......................   26    49    27
                                                               ----  ----  ----
      Net periodic benefit cost............................... $375  $332  $304
                                                               ====  ====  ====

   Assumptions used in calculating the pension expense and the accumulated benefit obligation, were as follows:

                                                                   December 31
                                                                 ---------------
                                                                 1997 1998 1999
                                                                 ---- ---- -----
      Discount rate............................................. 7.5% 7.0% 6.75%
      Rate of increase in compensation levels................... 5.5% 5.5%  5.0%
      Expected long-term rate of return on assets............... 7.5% 7.5%  7.5%

                             GLOBE HOLDINGS, INC.

   The Company has instituted a tax deferred savings plan covering all employees of the Company under Section 401(k) of the Internal Revenue Code. Under the Plan, subject to certain limitations, each eligible employee may contribute up to 10% of gross wages per year to the maximum amount set by law. The Company matches one third of the first 6% of employee contributions. Company contributions to the Plan for employees were approximately $384 in 1997; $395 in 1998, and $405 in 1999.

   In addition to the Company's defined benefit plans, the Company currently provides postretirement medical and life insurance benefits (postretirement benefits) to eligible full-time employees. The Company is recognizing the initial accumulated benefit obligation over a 20-year period.

   The following is an analysis of change in benefit obligation, change in Plan assets and components of net periodic postretirement benefit cost as of December 31:

                                                               Postretirement
                                                                  Benefits
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
Change in benefit obligation:
  Benefit obligation at beginning of year..................... $ 5,660  $ 5,364
  Service cost................................................     299      330
  Interest cost...............................................     342      364
  Actuarial gain..............................................    (639)     (72)
  Benefits paid...............................................    (298)    (250)
  Changes in assumptions......................................     --      (122)
                                                               -------  -------
  Benefit obligation at end of year........................... $ 5,364  $ 5,614
                                                               =======  =======
Change in plan assets
  Fair value of plan assets at beginning of year.............. $   --   $   --
  Contribution by employer....................................     298      251
  Benefits paid...............................................    (298)    (251)
                                                               -------  -------
  Fair value of plan assets at end of year.................... $   --   $   --
                                                               =======  =======
  Funded status............................................... $(5,364) $(5,614)
  Unrecognized transition amount..............................   2,755    2,558
  Unrecognized net actuarial gain.............................  (1,481)  (1,449)
                                                               -------  -------
  Accrued postretirement cost................................. $(4,090) $(4,505)
                                                               =======  =======

                                                             Postretirement
                                                                benefits
                                                            -------------------
                                                            1997   1998   1999
                                                            -----  -----  -----
Components of net periodic postretirement benefit cost
  Service cost............................................. $ 273  $ 299  $ 330
  Interest cost............................................   365    342    364
  Amortization transition amount...........................   197    197    197
  Recognized net actuarial gain............................  (192)  (238)  (200)
                                                            -----  -----  -----
  Net periodic benefit cost................................ $ 643  $ 600  $ 691
                                                            =====  =====  =====

   The Company's policy is to fund postretirement benefit as claims are paid. The accumulated postretirement benefit obligation was determined using a discount rate of 7.0% in 1998 and 8.0% in 1999, and a health care cost trend rate of 9.0%, declining each year to 5.0% in the year 2007 and thereafter. The effect of a 1.0% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $479 and the annual net periodic postretirement benefit cost by approximately $84.

                             GLOBE HOLDINGS, INC.

9. Income Taxes

   Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows:

                                                           1997   1998   1999
                                                          ------ ------ -------
      Deferred tax liabilities:
        Pension.......................................... $  126 $  112 $    59
        Depreciation.....................................    249    676   3,857
                                                          ------ ------ -------
          Total deferred tax liabilities.................    375    788   3,916
      Deferred tax assets:
        Other postretirement benefits....................  1,519  1,581   1,694
        Inventories......................................    639  1,053   1,774
        Bad debts........................................    759  1,057   1,309
        Deferred compensation............................  1,330    --      263
        Accrued liabilities..............................    732    594     323
        Interest.........................................    --     483   1,627
        Other, net.......................................    667    409     625
                                                          ------ ------ -------
          Total deferred tax assets......................  5,646  5,177   7,615
            Valuation allowance..........................    --     --   (3,699)
                                                          ------ ------ -------
      Net deferred tax assets............................ $5,271 $4,389 $     0
                                                          ====== ====== =======

   The company established a valuation allowance of $3,699 during 1999 to reflect the uncertainty associated with the realization of deferred tax assets.

   The following table sets forth selected data with respect to the Company's provision for income taxes (excluding extraordinary items) for the years ended:

                                                         1997     1998   1999
                                                        -------  ------ -------
      Current:
        Federal........................................ $ 9,090  $2,587 $(1,268)
        State..........................................   1,748     487      72
                                                        -------  ------ -------
                                                         10,838   3,074  (1,196)
      Deferred:
        Federal........................................  (2,034)    577   3,753
        State..........................................    (421)    305     636
                                                        -------  ------ -------
                                                         (2,455)    882   4,389
                                                        -------  ------ -------
          Total........................................ $ 8,383  $3,956 $ 3,193
                                                        =======  ====== =======

                                GLOBE HOLDINGS

   The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense (excluding extraordinary items) is as follows:

                                     1997          1998            1999
                                  ------------  ------------  ---------------
                                  Amount   %    Amount   %    Amount     %
                                  ------  ----  ------  ----  -------  ------
Tax at statutory rate............ $8,831  35.0% $3,870  34.0% $(1,094)   34.0%
State income tax expense, less
 federal tax benefit.............    858   3.4     522   4.6      110    (3.4)
Foreign sales corporation........   (775) (3.0)   (790) (6.9)    (145)    4.5
Disqualified original issue
 discount........................    --    --       93   0.8      245    (7.7)
Change in valuation allowance....   (428) (1.7)    --    --     3,699  (115.0)
Other, net.......................   (103) (0.4)    261   2.3      378   (11.7)
                                  ------  ----  ------  ----  -------  ------
    Total........................ $8,383  33.3% $3,956  34.8% $ 3,193   (99.3)%
                                  ======  ====  ======  ====  =======  ======

   Cash paid for income taxes amounted to $11,833, $9,057, and $449 in 1997, 1998 and 1999, respectively.

10. Self-Insurance

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

   At December 31, 1998 and 1999, the Company had outstanding letters of credit of $1,000 to secure the Company's workers' compensation self-insurance program.

11. Investment in Joint Venture

   On November 23, 1990, the Company entered into a joint venture agreement (Joint Venture) with PT Bakrie Nusantara Corporation ("Bakrie"), an Indonesian company, to engage in the business of the manufacture of rubber thread and its related products. On January 7, 1999, the Company terminated its Joint Venture relationship. However, the Company continues to acquire and sell the entire production of the Joint Venture, other than production sold in Indonesia. During the years ended December 31, 1998 and 1999, respectively, the Company purchased inventory totaling $7,251 and $1,724 from the Joint Venture.

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

                                                       1997     1998     1999
                                                     -------- -------- --------
      United States................................. $123,077 $118,225 $112,260
      Europe........................................   23,590   29,257   34,155
      Asia..........................................    6,838    5,646   11,259
      Central and South America.....................    3,590    4,620    4,439
      Other.........................................   13,846   13,345   11,820
                                                     -------- -------- --------
      Total sales................................... $170,941 $171,093 $173,933
                                                     ======== ======== ========

                                GLOBE HOLDINGS

13. Subsequent Event

   In February 2000, the Company entered into an agreement with North American Rubber Thread Company to sell its Latex thread operation. The agreement provides for a selling price of $3,000, payable in a combination of cash and notes to be determined before the close of the transaction. The estimated gain from the sale will be approximately $1,000. The closing of the transaction is expected to take place during the second quarter of 2000, with the final selling price being subject to certain adjustments stated in the agreement. In connection with the proposed sale of the Latex operation and other reorganization efforts the Company has reduced its work force and has offered an early retirement program to employees. The Company expects to incur a one time charge of $1,900, excluding the effects of the early retirement program, in the first quarter for the work force reduction.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              GLOBE HOLDINGS, INC.
                                (Parent Company)

                            CONDENSED BALANCE SHEETS

                                                           December 31
                                                        -------------------
                        ASSETS                            1998       1999
                        ------                          ---------  --------
                                                          (In thousands)
Current assets
  Prepaid taxes........................................ $      11        33
                                                        ---------  --------
    Total current assets...............................        11        33
  Deferred income taxes................................       478       --
  Deferred financing costs, net of amortization........       721       677
                                                        ---------  --------
    Total Assets....................................... $   1,210       710
                                                        =========  ========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------
Net deficit of wholly-owned subsidiaries............... $ 155,177   157,205
Senior discount notes..................................    25,855    29,738
Stockholders' equity
  Preferred stock......................................       --        --
  Common stock.........................................        22        22
  Paid-in capital......................................    44,017    44,017
  Retained deficit.....................................  (223,861) (230,272)
                                                        ---------  --------
    Total stockholders' deficit........................  (179,822) (186,233)
                                                        ---------  --------
    Total liabilities and stockholders' deficit........ $   1,210       710
                                                        =========  ========



                            See accompanying notes.

                              GLOBE HOLDINGS, INC.
                                (Parent Company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                        Period From
                                                     July 31, 1998 to
                                                     December 31, 1998
                                                        (Restated)      1999
                                                     ----------------- -------
                                                          (In thousands)
Interest expense....................................      $(1,489)     $(3,928)
                                                          -------      -------
Loss before income taxes and equity in net loss of
 Globe Manufacturing Corp...........................       (1,489)      (3,928)
Expense (benefit) for income taxes..................         (489)         455
                                                          -------      -------
                                                           (1,000)      (4,383)
Equity in net loss of Globe Manufacturing Corp......       (3,331)      (2,028)
                                                          -------      -------
Net loss............................................      $(4,331)     $(6,411)
                                                          =======      =======


                            See accompanying notes.

                              GLOBE HOLDINGS, INC.
                                (Parent Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            Period From
                                                          July 31, 1998 to
                                                            December 31,
                                                                1998       1999
                                                          ---------------- ----
                                                             (In thousands)
Net cash from operating activities.......................     $    --      $--

Financing activities
Issuance of senior discount note.........................     $ 25,000      --
Deferred financing costs.................................     $   (737)     --
Issuance of common stock.................................     $ 14,353      --
Issuance of preferred stock..............................     $ 21,530      --
Distribution to Company stockholders.....................     $(60,146)     --
                                                              --------     ----
Increase (decrease) in cash..............................     $    --      $--
                                                              ========     ====


                            See accompanying notes.

                             GLOBE HOLDINGS, INC.
                               (Parent Company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

   In the parent company-only financial statements, the company's net deficit of wholly-owned subsidiaries is stated at cost plus (less) equity in undistributed earnings (losses) of subsidiaries since date of acquisition. The company's share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income using the equity method. The 1998 condensed statements of operations has been restated to include the loss of the Company's unconsolidated subsidiaries. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

   The financial statements of the parent company represent the period since the Recapitalization Transaction (July 31, 1998) to December 31, 1998 and the year 1999. Prior to July 31, 1998, parent company financial statements are not applicable.

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

      14% Senior discount Notes, due 2009.............................. $49,086
      Less: discount on Notes..........................................  19,348
                                                                        -------
                                                                        $29,738
                                                                        =======

4. Income Taxes

   The Company established a valuation allowance of $1,627 during 1999 to reflect the uncertainty associated with the realization of deferred tax assets.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              GLOBE HOLDINGS, INC.

            COL. A               COL. B        COL. C         COL. D    COL. E
            ------              --------- ----------------- ----------- -------
                                              Additions
                                          -----------------
                                 Balance  Charged  Charged              Balance
                                   at     to Costs to Other             at end
                                Beginning   and    Accounts Deductions-   of
         Description            of period Expenses Describe  Describe   Period
         -----------            --------- -------- -------- ----------- -------
YEAR ENDED DECEMBER 31, 1999
Reserves and allowances
 deducted from asset accounts:
  Allowance for doubtful
   accounts...................   $2,736    $1,107              $361(1)  $3,482

YEAR ENDED DECEMBER 31, 1998
Reserves and allowances
 deducted from asset accounts:
  Allowance for doubtful
   accounts...................   $1,870    $1,393              $527(1)  $2,736

YEAR ENDED DECEMBER 31, 1997
Reserves and allowances
 deducted from asset accounts:
  Allowance for doubtful
   accounts...................   $1,346    $  691              $167(1)  $1,870

(1) Uncollectible accounts written off, net of recoveries