Form 10-Q
period 2000-03-31
GLOBE HOLDINGS INC
filed 2000-05-15
CIK 866395

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD YEAR ENDED MARCH 31, 2000 OR

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


         As of March 31, 2000, the Registrant had 2,179,150 shares of
                           Common Stock outstanding.

                               TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - March 31, 2000 (Unaudited)
     and December 31, 1999.....................................................1

     Condensed Consolidated Statements of Income (Unaudited) -
     Three Months Ended March 31, 2000 and March 31, 1999......................2

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Three Months Ended March 31, 2000 and March 31, 1999......................3

     Notes to Condensed Consolidated Financial Statements (Unaudited) -
     March 31, 2000............................................................4

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

Item 3. Defaults Upon Senior Securities........................................9

Item 4. Submission of Matters to a Vote of Security Holders....................9

Item 5. Other Information......................................................9

Item 6. Exhibits and Reports on Form 8-K.......................................9

                                    PART I
                                    ------

                              GLOBE HOLDINGS, INC.
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                       (Unaudited)     (Note A)
                                                         March 31    December 31
                                                           2000          1999
                                                        ---------    ----------
ASSETS
Current assets:
  Cash and cash equivalents                             $   3,261     $   3,564
  Accounts receivable, net                                 37,806        37,136
  Inventories                                              15,414        17,791
  Prepaid taxes and other assets                            4,336         2,554
                                                        ---------     ---------
          Total current assets                             60,817        61,045

Property, plant and equipment                             169,391       168,610
  Less accumulated depreciation and amortization          (85,766)      (83,836)
                                                        ---------     ---------
Net property, plant and equipment                          83,625        84,774

Other assets                                               10,157        10,526
                                                        ---------     ---------
          Total assets                                  $ 154,599     $ 156,345
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                      $   6,295     $   6,278
  Accrued interest                                          4,707         8,029
  Other current liabilities                                 7,387         6,859
  Note payable                                             25,900        20,000
  Long-term debt obligations due within one year          112,225       115,000
  Senior Subordinated Notes                               150,000       150,000
  Senior Discount Notes                                    30,804        29,738
                                                        ---------     ---------
          Total current liabilities                       337,318       335,904


Other long-term liabilities                                 6,435         6,674

Stockholders' deficit:

  Common stock, Class A, voting, $.01 par value;
    5,000,000 shares authorized                                22            22
  Paid in capital                                          44,017        44,017
  Retained earnings                                      (233,193)     (230,272)
                                                        ---------     ---------
          Total stockholders' deficit                    (189,154)     (186,233)
                                                        ---------     ---------
          Total liabilities and stockholders' deficit   $ 154,599     $ 156,345
                                                        =========     =========


See notes to condensed consolidated financial statements.

                             GLOBE HOLDINGS, INC.
                  Condensed Consolidated Statements of Income
                            (Dollars in thousands)

                                                  (Unaudited)    (Unaudited)
                                                    March 31       March 31
                                                      2000           1999
                                                   ---------      ---------
Net Sales                                          $  41,480      $  43,584
Cost of sales                                         28,799         29,929
                                                   ---------      ---------
Gross Margin                                          12,681         13,655
 Selling, general and administrative expenses          6,309          6,170
 Research and development expenses                       709          1,155
 Restructuring costs                                   2,206             --
                                                   ---------      ---------
Operating income                                       3,457          6,330
 Interest, net                                         8,564          7,837
 Miscellaneous                                          (186)           (50)
                                                   ---------      ---------
Loss before income taxes                              (4,921)        (1,457)
 Benefit for income taxes                             (2,000)          (507)
                                                   ---------      ---------

Net loss                                           $  (2,921)     $    (950)
                                                   =========      =========


See notes to condensed consolidated financial statements.

                             GLOBE HOLDINGS, INC.
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                         Three Months Ending
                                                      --------------------------
                                                      (Unaudited)    (Unaudited)
                                                       March 31,      March 31,
                                                          2000          1999
                                                      -----------    -----------
Net cash used by operating activities                  $ (2,208)       $(9,178)

Investing Activities
  Capital expenditures                                     (780)        (2,450)

Financing Activities
  Net change in note payable                              5,900         11,200
  Principal payments on long-term debt                   (2,775)             -
  Other                                                    (440)          (110)
                                                       --------        -------
                                                          2,685         11,090
                                                       --------        -------

Net decrease in cash and cash equivalents                  (303)          (538)
Cash and cash equivalents at beginning of year            3,564          1,439
                                                       --------        -------
Cash and cash equivalents at end of period             $  3,261        $   901
                                                       ========        =======


See notes to condensed consolidated financial statements.

                             Globe Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements (Unaudited)
                            (Dollars in thousands)
                                March 31, 2000


Note A.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

Note B.  Going Concern and Forbearance Agreement

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

On April 12, 2000, the Company entered into a forbearance agreement with its senior lenders in which they agreed to not exercise their right to call the debt until May 31, 2000. The Company is in negotiations to extend the forbearance agreement. As a result of this agreement, the Company has no availability under its revolving loan under the Credit Agreement. The Company is exploring various alternatives to restructure its indebtedness. As of May 8, 2000, the Company has $2,300 of cash on hand and has been paying suppliers and employees in the ordinary course. In addition, management expects the Company to generate sufficient cash to pay suppliers and employees in the ordinary course in 2000 by reducing accounts receivable and inventory levels, as well as by enforcing strict cash management procedures. The Company believes that the refinancing of its capital and debt structure in 2000, the availability of adequate liquidity throughout the year, as well as any possible future lenders, and finalizing and complying with the terms of the forbearance agreement will be necessary for the Company to continue as a going concern. However, it is not possible to predict whether any such arrangement could be obtained or negotiated or of the terms there of.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note C.  Inventories

The components of inventory consist of the following:

                                      March 31      December 31,
                                      --------      ------------
                                        2000            1999
                                      --------      ------------

               Raw materials           $ 3,635           $ 3,282
               Finished goods           12,215            14,945
                                       -------           -------
                                       $15,850           $18,227
               Less LIFO reserve          (436)             (436)
                                       -------           -------
                                       $15,414           $17,791

Note D.  Debt

Long-term debt consists of the following:

                                                                        March 31,     December 31,
                                                                        --------      -----------
                                                                          2000           1999
                                                                        --------      -----------
     Term loan A, principal due in variable semi-annual
     installments through 2005; variable rate interest                  $ 60,000       $ 60,000

     Term loan B, principal due in variable semi-annual
     installments through 2006; variable rate interest                    55,000         55,000

     Senior Subordinated Notes, due 2008; interest at 10%                150,000        150,000

     Senior Discount Notes, due 2009; semiannual cash interest
     payments at 14% beginning February 2004, less original issue
     discount of $18,282 and $19,348                                      30,804         29,738
                                                                        --------       --------
                                                                         295,804        294,738
                                                                        --------       --------
     Less current maturities                                             295,804        294,738
                                                                        --------       --------
                                                                        $   --         $   --

Note E. Commitments and Contingencies

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

Note F. Restructuring Costs

     In February, 2000 the Company entered into an agreement with North American Rubber Thread Company to sell its Latex thread operation. In connection with this proposed sale and other reorganization efforts the Company has reduced its work force by 248 employees and has offered an early retirement program. The early retirement program reduces the number of employees accumulating benefits under the plan, resulting in a reduction of the projected benefit obligation of $1,406. The Company has incurred a one time charge of $2,200, of which includes $2,000 of severance cost and a net curtailment loss of $200 resulting from the early retirement program. As of March 31, 2000, the Company has paid $871 of severance cost.

Note G. Income Taxes

     The Company's tax provision (benefit) for the quarter ended March 31, 2000 differs from the statutory rate, primarily as a result of a decrease in the valuation allowance, the result of which is partially offset by disqualified original issue discount and state taxes.

     The Company's tax provision (benefit) for the quarter ended March 31, 2000 differs from the statutory rate, primarily as a result of the Company's Foreign Sales Corporation, the result of which is partially offset by disqualified original issue discount and state taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's operating results in 1999 were not sufficient to meet certain financial covenants under its bank credit facility. The credit agreement was amended in January and October 1999 to reset certain covenants at levels the Company believed it could achieve. These covenants governed the Consolidated Leverage Ratio, the Consolidated Interest Coverage Ratio, and Minimum EBITDA. In addition, revolving loan borrowings were conditioned on meeting a specified Consolidated Leverage ratio. As part of these amendments, the interest rates payable on term loan and revolving loan borrowings was increased and the payment of the management fee due to Code, Hennessy & Simmons was conditioned on satisfaction of certain leverage tests, which were not met in 1999. As of December 31, 1999, the Company was not in compliance with the Capital Expenditures covenant in its bank credit agreement, and the Company expects that it will not be able to meet the Consolidated Interest Coverage Ratio, Consolidated Fixed Charge Coverage Ratio, Maximum Leverage Ratio, and Minimum EBITDA covenant in the bank credit agreement during 2000. To date, the lenders under the bank credit agreement have not accelerated the Company's debt under the credit agreement, and the Company is not in payment default. The lenders have agreed to enter into a forbearance agreement for the credit facility. The forbearance agreement expires on May 31, 2000, and would preclude it from borrowing on its credit facility and require interest and bank fees to be paid monthly. The Company is in negotiations to extend the forbearance agreement.

     As long as the lenders forbear from accelerating the Company's obligations under the bank credit facility, the Company expects that it would continue to operate in default for the near term. Acceleration of obligations under the bank credit facility would result in a default in the Company's $150 million 10% Senior Subordinated Notes due 2008 and the $30.8 million 14% Senior Discount Notes due 2009. The Company expects that it will be required to restructure its outstanding debt and financing arrangements, in any case. There can be no assurances the Company will be able to restructure its debt, or of the terms on which any such restructuring may occur. The Company's senior subordinated debentures and senior discount notes would suffer substantial impairment in a restructuring.

     In February 2000, the Company entered into an agreement with North American Rubber Thread Company to sell its Latex thread operation. The agreement provides for a selling price of $3.0 million, payable in a combination of cash and notes to be determined before the close of the transaction. The estimated gain from the sale will be approximately $1.0 million. The closing of the transaction is expected to take place during the second quarter of 2000, with the final selling price being subject to certain adjustments stated in the agreement. In connection with the proposed sale of the Latex operation and other reorganization efforts the Company has reduced its work force and has offered an early retirement program to employees. The Company has incurred a one time charge of $2.2 million in the first quarter for the work force reduction.

Results of Operations

     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Net sales for the three months ended March 31, 2000 decreased $2.1 million, or 4.8%, to $41.5 million from $43.6 million in the comparable prior year period. The decrease is primarily related to a decrease in heavy denier spandex sales and latex fiber sales offset by a slight increase in fine denier spandex sales.

     Gross margin for the three months ended March 31, 2000 decreased $1.0 million, or 7.1%, to $12.7 million from $13.7 million in the comparable prior year period. The Company's gross margin as a percentage of net sales decreased to 30.6% from 31.3%. The decrease in gross margin was primarily due to a decrease in selling price of both fine and heavy denier spandex. The overall downward trend in selling price in the fiber industry is related to several factors. The oversupply of fabric in the apparel industry, that was originally caused by the Asian economic crisis in 1998, continued to exist in 1999 and resulted in price pressure from apparel manufactures. In addition over the past several years the elastomeric fiber industry has increased production capacity of Spandex and such increase has out paced demand.

     Selling, general and administrative expenses for the three months ended March 31, 2000 increased $0.1 million, or 2.3%, to $6.3 million from $6.2 million in the comparable prior year period. The expenses have remained consistent in nature with the prior year.

     Research and development expenses for the three months ended March 21, 2000 decreased $0.5 million, or 38.6%, to $0.7 from $1.2 million in the comparable prior year period. Research and development expenses as a percentage of net sales decreased to 1.7% from 2.7%. The decrease is attributed to the Company refocusing and streamlining its research and development efforts. The Company has concentrated on projects that have a higher probability of success and will result in new advances in chemistry and process capability.

     Net interest expense for the three months ended March 31, 2000 increased $0.7 million to $8.6 million from $7.8 million for the comparable prior year period. The increase in interest expense was directly attributable to an increase in the level of outstanding debt and interest rates from the comparable prior year period.

Liquidity and Capital Resources

     Cash used by operating activities was $2.2 million for the three months ended March 31, 2000 as compared to $9.2 million for the comparable prior year period. The reduction in cash used by operating activities for the three months ended March 31, 2000 was due to increases in accounts payable, accretion on discount notes, provision for losses on accounts receivables and decreases in, inventory balances, prepaid taxes, the increase in accounts receivable from the comparable prior year period. This reduction was partially offset by an increase in operating losses, prepaid expenses, and decreases in depreciation, the increase in accrued expenses from the comparable prior year period.

     The average days sales outstanding for accounts receivable was approximately 83 days for the three months ended March 31, 2000 compared to 63 days for the comparable prior year period. The increase in days sales outstanding is due to increases in export sales which had extended payment terms. Export sales represented 36.7% and 31.1% of total sales for the three months ended March 31, 2000 and 1999, respectively.

     Inventory balances decreased $2.4 million from December 31, 1999, primarily due to an increase in units sold for fine denier spandex and latex. The note payable increased $5.9 million from December 31, 1999, primarily due to an interest payment due on the senior subordinated notes and working capital needs. Capital expenditures were $0.8 million for the three months ended March 31, 2000 compared to $2.5 million in the comparable prior year period. Capital expenditures for the three months ended March 31, 2000 consisted primarily of operational expenditures.

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

     During the last several years, the Company has spent approximately $0.3 million to address issues related to the Y2K problem. All of these costs were expensed as incurred and were funded by cash flow from operations. In 1999, the Company installed a new computerized information system which was Y2K compliant and did not require any significant additional costs attributable to the Y2K issue. As of December 31, 1999, the Company had completed all aspects of its Y2K readiness program and, through March 31, 2000, the Company has not experienced any significant problems related to the Y2K issue.

Forward-Looking Information

     This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (which do not apply to initial public offerings). Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "plans," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These forward-looking statements are subject to a number of risks and uncertainties, including, without limitation, those related to the Company's need to restructure and refinance it's debt, the Company's substantial leverage and debt service requirements, the Company's dependence on significant customers and on certain suppliers, the effects of competition on the Company, the risks related to environmental, health and safety laws and regulations, the Company's exposure to foreign sales risk and the cyclicality of the textile industry, risks related to the year 2000 issue, and the other factors discussed in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company's market risk disclosure set forth in the Company's Annual Report on Form 10-K have not changed significantly through the three months ended March 31, 2000.

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

     The U.S. Department of Commerce has imposed anti-dumping duties on Indonesian extruded latex producers. Additional duties have been levied on extruded latex thread imported from Indonesia as of March 1999. During 1999, the Company purchased approximately $1.7 million of latex thread from the Joint Venture for resale in the North American market.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     See Note B to the Financial Statements included herein for a discussion of defaults under the Company's bank credit facility and forbearance agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
     27.1   Financial Data Schedule

     (b)  Reports on Form 8-K

     On January 12, 2000 the Company filed a Form 8-K disclosing certain changes in management effective as of January 1, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GLOBE HOLDINGS, INC.


Date: May 12, 2000                     By: /s/ LAWRENCE R. WALSH
                                               --------------------------------
                                               Lawrence R. Walsh
                                               Vice President, Finance and
                                               Administration and duly
                                               authorized signatory on
                                               behalf of the Registrant