Form 10-Q/A
period 2000-06-30
GLOBE HOLDINGS INC
filed 2000-08-15
CIK 866395

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

At December 31, 1999, the Company was in violation of the capital expenditures covenant which has not been waived. Accordingly, the Company has been in default of its credit agreement since December 31, 1999. The Company failed to pay a principal loan payment due July 15, 2000 under its Senior Credit Facility. Additionally, the Company is expecting to be in default of various covenant requirements throughout 2000 based on the Company's current forecast and existing covenant requirements. Accordingly, the Company's debt has been classified as short-term.

On April 12, 2000, the Company entered into a forbearance agreement with its senior lenders in which they agreed to not exercise their right to call the debt until May 31, 2000. As of May 31, 2000, the forbearance agreement was amended to extend the forbearance period to July 31, 2000. As of July 17, 2000, the forbearance agreement was extended to September 15, 2000. As a result of this agreement, the Company has no availability under its revolving loan under the Credit Agreement, has been restricted from making interest payments on the Senior Subordinated Notes, and must meet certain covenant ratios during the forbearance period. Because of the payment default on its Senior Credit Facility, the Company has not made an interest payment due August 1, 2000 on its Senior Subordinated Notes. The Company is exploring various alternatives to restructure its indebtedness. As of August 7, 2000, the Company has $4,300 of cash on hand and has been paying suppliers and employees in the ordinary course. In addition, management expects the Company to generate sufficient cash to pay suppliers and employees in the ordinary course in 2000 by reducing accounts receivable and inventory levels, as well as by enforcing strict cash management procedures. The Company believes that the refinancing of its capital and debt structure in 2000 and the availability of adequate liquidity throughout the year will be necessary for the Company to continue as a going concern. However, it is not possible to predict whether any such arrangement will be obtained or negotiated or of the terms thereof.

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

                                      June 30,      December 31,
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's operating results in 1999 were not sufficient to meet certain financial covenants under its bank credit facility. The credit agreement was amended in January and October 1999 to reset certain covenants at levels the Company believed it could achieve. These covenants governed the Consolidated Leverage Ratio, the Consolidated Interest Coverage Ratio, and Minimum EBITDA. In addition, revolving loan borrowings were conditioned on meeting a specified Consolidated Leverage ratio. As part of these amendments, the interest rates payable on term loan and revolving loan borrowings were increased and the payment of the management fee due to Code, Hennessy & Simmons was conditioned on satisfaction of certain leverage tests, which were not met in 1999. As of December 31, 1999, the Company was not in compliance with the Capital Expenditures covenant in its bank credit agreement, and the Company has not met the Consolidated Interest Coverage Ratio, Consolidated Fixed Charge Coverage Ratio, Maximum Leverage Ratio, and Minimum EBITDA covenant in the bank credit agreement during the first six months of, and does not expect to meet such covenants during the remainder of, 2000. The Company failed to pay a principal loan payment due July 15, 2000 under its bank credit facility. To date, the lenders under the bank credit agreement have not accelerated the Company's debt under the credit agreement. The lenders have entered into a forbearance agreement for the credit facility. The forbearance agreement expires on September 15, 2000, and precludes the Company from borrowing on its credit facility, requires interest on term loans and bank fees to be paid monthly, precludes interest payments on the Senior Subordinated Notes, and requires that certain covenant ratios be met during the forbearance period. Because of the payment default on its bank credit facility, the Company has not made an interest payment due August 1, 2000 on the Senior Subordinated Notes.

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

Results of Operations

Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended June 30, 1999

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

    Income tax expense of $1.0 million was recognized during the second quarter to reflect the Company's revised effective tax rate, resulting from nonrecurring charges which have impacted the Company's estimates of taxable income for the year.

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

Part II    Other Information

Item 1.    Legal Proceedings

In April 1997 two domestic purchasers of extruded latex thread filed a complaint against a number of foreign manufacturers and distributors of such thread, including an Indonesian limited liability company in which Globe Holdings then owned a 40% interest (the "Joint Venture"). The complaint alleged an international conspiracy to restrain trade in, and fix prices of, the thread in the U.S. The Company was not named as a defendant in the case. The Joint Venture alleged in its motion to dismiss that not all parties to the conspiracy had been joined. There can be no assurance that the Company will not be named in the future. The Company is entitled to indemnification from, among other items, any liabilities arising out of any criminal or civil antitrust claims or investigations resulting from the above-described proceedings to the extent related to the Company's activities prior to the July 31, 1998 merger. This indemnity expires on December 31, 2001.

   The U.S. Department of Commerce has imposed anti-dumping duties on Indonesian extruded latex producers. Additional duties have been levied on extruded latex thread imported from Indonesia as of March 1999. During 1999, the Company purchased approximately $1.7 million of latex thread from the Joint Venture for resale in the North American market.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    See Note B to the Financial Statements included herein for a discussion of defaults under the Company's bank credit facility and senior subordinated notes and of the forbearance agreement related to the bank credit facility.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    In July 2000, the employment of Horst Hesshaus, Vice President, Operations, terminated.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

    10.1 Forbearance Agreement dated as of July 17, 2000.

    27.1 Financial Data Schedule

    (b)  Reports on Form 8-K

    On June 7, 2000 the Company filed a Form 8-K disclosing the extension of the Forbearance Agreement.

    On June 9, 2000 the Company filed a Form 8-K/A in order to file as an exhibit the Fourth Amendment and Forbearance Agreement dated as of May 31, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBE MANUFACTURING CORP.


Date: August 15, 2000             By: /s/ LAWRENCE R. WALSH
                                  ----------------------------------------------
                                      Lawrence R. Walsh
                                      Vice President, Finance and Administration
                                      and duly authorized signatory on
                                      behalf of the Registrant