Form 10-Q/A
period 2000-06-30
GLOBE HOLDINGS INC
filed 2000-11-14
CIK 866395

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-Q/A No. 2

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

Item 2. Management's Discussion and Analysis of Financial Conditions and
        Results of Operations..................................................7

Item 3. Quantitative and Qualitative Disclosure about Market Risk..............9


PART II  OTHER INFORMATION

Item 1. Legal Proceedings......................................................9

Item 2. Changes in Securities and Use of Proceeds.............................10

Item 3. Defaults Upon Senior Securities.......................................10

Item 4. Submission of Matters to a Vote of Security Holders...................10

Item 5. Other Information.....................................................10

Item 6. Exhibits and Reports on Form 8-K......................................10

                                    PART I
                                    ------

                              GLOBE HOLDINGS, INC.
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                       (Unaudited)     (Note A)
                                                         June 30     December 31
                                                           2000          1999
                                                        ---------    ----------
ASSETS
Current assets:
  Cash and cash equivalents                             $   4,320     $   3,564
  Available-for-sale securities                             1,990            --
  Accounts receivable, net                                 28,383        37,136
  Inventories                                              14,655        17,791
  Prepaid taxes and other assets                            3,114         2,554
                                                        ---------     ---------
          Total current assets                             52,462        61,045

Property, plant and equipment                             170,689       168,610
  Less accumulated depreciation and amortization          (87,749)      (83,836)
                                                        ---------     ---------
Net property, plant and equipment                          82,940        84,774

Other assets                                                9,173        10,526
                                                        ---------     ---------
          Total assets                                  $ 144,575     $ 156,345
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                      $   4,340     $   6,278
  Accrued interest                                          6,322         8,029
  Other current liabilities                                 7,161         6,859
  Note payable                                             25,900        20,000
  Long-term debt obligations due within one year          112,225       115,000
  Senior Subordinated Notes                               150,000       150,000
  Senior Discount Notes                                    31,894        29,738
                                                        ---------     ---------
          Total current liabilities                       337,842       335,904


Other long-term liabilities                                 6,158         6,674

Stockholders' deficit:

  Common stock, Class A, voting, $.01 par value;
    5,000,000 shares authorized                                22            22
  Paid in capital                                          44,017        44,017
  Retained earnings                                      (244,102)     (230,272)
  Accumulated other comprehensive income                      638            --
                                                        ---------     ---------
          Total stockholders' deficit                    (199,425)     (186,233)
                                                        ---------     ---------
          Total liabilities and stockholders' deficit   $ 144,575     $ 156,345
                                                        =========     =========


See notes to condensed consolidated financial statements.

                             GLOBE HOLDINGS, INC.
                  Condensed Consolidated Statements of Income
                            (Dollars in thousands)

                                                     Three months ended               Six months ended
                                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                    June 30        June 30        June 30        June 30
                                                      2000           1999           2000           1999
                                                   ---------      ---------      ---------      ---------
Net Sales                                          $  31,794      $  44,374      $  73,274      $  87,958
Cost of sales                                         23,615         29,996         52,414         59,925
                                                   ---------      ---------      ---------      ---------
Gross Margin                                           8,179         14,378         20,860         28,033
 Selling, general and administrative expenses          8,928          5,565         15,237         11,735
 Research and development expenses                     1,092          1,180          1,801          2,335
 Restructuring costs                                     336             --          2,542             --
                                                   ---------      ---------      ---------      ---------
Operating income (loss)                               (2,177)         7,633          1,280         13,963
 Interest, net                                         8,717          7,996         17,281         15,833
 Gain on available-for-sale securities                (1,353)            --         (1,353)            --
 Miscellaneous                                           368           (167)           182           (217)
                                                   ---------      ---------      ---------      ---------
Loss before income taxes                              (9,909)          (196)       (14,830)        (1,653)
 Expense (benefit) for income taxes                    1,000            (82)        (1,000)          (589)
                                                   ---------      ---------      ---------      ---------

Net income (loss)                                  $ (10,909)     $    (114)     $ (13,830)     $  (1,064)
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

Note C.  Available-For-Sale Securities

On April 5, 2000 the Company received shares from a mutual insurance company that demutualized. Accordingly, a gain on marketable securities was recorded in income before taxes for approximately $1,353, which represents the initial public offering price of the shares received. The marketable securities will be classified as available-for-sale securities, accordingly, subsequent fluctuations in market prices, resulting in unrealized gains and losses, will be recorded in accumulated other comprehensive income in stockholders' equity. At June 30, 2000 the unrealized gain was approximately $638.

Note D.  Inventories

The components of inventory consist of the following:

                                      June 30,      December 31,
                                      --------      ------------
                                        2000            1999
                                      --------      ------------
               Raw materials           $ 3,014           $ 3,282
               Finished goods           12,077            14,945
                                       -------           -------
                                       $15,091           $18,227
               Less LIFO reserve          (436)             (436)
                                       -------           -------
                                       $14,655           $17,791

Note E.  Debt

Long-term debt consists of the following:

                                                                        June 30,     December 31,
                                                                        --------     ------------
                                                                          2000           1999
                                                                        --------     ------------
     Term loan A, principal due in variable semi-annual
     installments through 2005; variable rate interest                  $ 57,500       $ 60,000

     Term loan B, principal due in variable semi-annual
     installments through 2006; variable rate interest                    54,725         55,000

     Senior Subordinated Notes, due 2008; interest at 10%                150,000        150,000

     Senior Discount Notes, due 2009; semiannual cash interest
     payments at 14% beginning February 2004, less original issue
     discount of $17,192 and $19,348                                      31,894         29,738
                                                                        --------       --------
                                                                         294,119        294,738
                                                                        --------       --------
     Less current maturities                                             294,119        294,738
                                                                        --------       --------
                                                                        $   --         $   --

Note F.  Comprehensive income (loss)

The components of comprehensive income (loss) are as follows:

                                           For the Quarter Ended June 30,         For the Six Months Ended June 30,
                                              2000           1999                     2000              1999
                                           ------------   ------------            ------------      --------------
Net Loss                                   $   (10,909)   $      (114)            $   (13,830)      $      (1,064)

Other comprehensive income:

 Unrealized gain on available-for-sale
 securities                                         638            -                      638                  -
                                           ------------   ------------            ------------      --------------
Comprehensive loss                         $   (10,271)    $     (114)            $   (13,192)      $      (1,064)
                                           ============   ============            ============      ==============

Note G. Commitments and Contingencies

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

Note H. Restructuring Costs

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

Note I. Income Taxes

     The Company's tax provision (benefit) for the period ended June 30, 2000 differs from the statutory rate, as a result of an increase in the valuation allowance and disqualified original issue discount and state taxes.

     The Company's tax provision (benefit) for the period ended June 30, 1999 differs from the statutory rate, primarily as a result of the Company's Foreign Sales Corporation, the result of which is partially offset by disqualified original issue discount and state taxes.

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

                              GLOBE HOLDINGS INC.


Date: November 13, 2000             By: /s/ KEVIN T. CARDULLO
                                  ----------------------------------------------
                                        Kevin T. Cardullo
                                        Vice President, Finance and
                                        Information Technology
                                        and duly authorized signatory on
                                        behalf of the Registrant